Form 10-Q
period 1997-01-15
EVENFLO & SPALDING HOLDINGS CORP
filed 1997-02-14
CIK 1025193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q
(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission file number

                     EVENFLO & SPALDING HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                             59-2439656
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

601 South Harbour Island Boulevard, Suite 200, Tampa, Florida         33602-3141
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (813) 204-5200

                            E&S Holdings Corporation
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at January 31 , 1997, was 50,000,000 shares.

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Statements of Consolidated Earnings (Loss)
For the three months ended December 31, 1996 and 1995
(Dollar amounts in thousands)


                                                                  Three months ended
                                                                     December 31,
                                                              --------------------------
                                                                  1996          1995
                                                              ------------   -----------
Net sales                                                     $    125,194       113,174

    Cost of sales                                                   87,173        75,647
                                                              ------------   -----------

Gross profit                                                        38,021        37,527

    Selling, general and administrative expenses                    50,959        45,588
    Royalty income, net                                             (2,877)       (2,722)
    1994 Management Stock Ownership Plan expense                         0         1,230
                                                              ------------   -----------

Income (loss) from operations                                      (10,061)       (6,569)

    Interest expense, net                                           16,625         9,540
    Currency loss (gain), net                                          (30)          312
                                                              ------------   -----------

Earnings (loss) before income taxes and minority interest          (26,656)      (16,421)

    Income taxes (benefit)                                         (13,328)       (6,900)
                                                              ------------   -----------

Earnings (loss) before minority interest                           (13,328)       (9,521)

    Minority interest in net loss of consolidated subsidiary             0           417
                                                              ------------   -----------

Net earnings (loss)                                           $    (13,328)       (9,104)
                                                              ============   ===========

See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 1996 and September 30, 1996
(Dollar amounts in thousands, except per share amounts)

                                                     December 31,  September 30,
                                                        1996           1996
Assets                                                ---------      --------
Current assets
Cash                                                  $   8,363        75,298
Receivables, less allowance of $3,749 and $4,373        168,941       192,999
Inventories                                             143,799       109,171
Deferred income taxes                                    16,896        11,952
Other                                                     6,313         4,704
                                                      ---------      --------
        Total current assets                            344,312       394,124
Property, plant and equipment, net                       78,667        78,334
Intangible assets, net                                  131,076       131,708
Deferred income taxes on acquired non-U.S. trademarks    48,454        49,432
Deferred financing costs                                 33,071        34,231
Other                                                     2,012         2,077
                                                      ---------      --------
        Total assets                                  $ 637,592       689,906
                                                      =========      ========

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities
Non-U.S. bank loans                                   $  14,251        13,028
Accounts payable                                        122,773       141,708
Accrued expenses                                         71,233        69,131
Income taxes                                                  0           706
                                                      ---------      --------
        Total current liabilities                       208,257       224,573
Long-term debt                                          603,800       625,800
Deferred income taxes                                    15,469        16,339
Pension                                                  11,755        11,753
Post-retirement benefits                                  8,750         8,750
Other                                                     2,122         2,142
                                                      ---------      --------
        Total liabilities                               850,153       889,357
Preferred stock - at liquidation value                  154,688       150,000
Shareholders' equity (deficiency)
Common stock, $.01 par value, 100,000,000
    shares authorized and 50,000,000 outstanding            500           500
Paid-in capital                                         223,125       223,125
Retained earnings (deficit)                            (586,765)     (568,749)
Currency translation adjustment                          (4,109)       (4,327)
                                                      ---------      --------
        Total shareholders' equity (deficiency)        (367,249)     (349,451)
                                                      ---------      --------
        Total liabilities and shareholders' equity
             (deficiency)                              $ 637,592       689,906
                                                      =========      ========


See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows
For the three months ended December 31, 1996 and 1995
(Dollar amounts in thousands)


                                                                    Three months ended
                                                                        December 31,
                                                                    -------------------

                                                                      1996      1995
                                                                     -------   -------
Increase (Decrease) in Cash
Cash flows from operating activities
Net earnings (loss)                                                 $(13,328)   (9,104)
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation                                                       4,649     3,073
    Intangibles amortization                                           1,142     1,613
    Deferred income taxes                                             (4,836)      133
    Deferred financing costs                                           1,160       566
    Pension                                                                2       (11)
    1994 Management Stock Ownership Plan Expense                           0     1,230
    Minority interest in consolidated subsidiary                           0      (417)
                                                                     -------   -------
        Subtotal                                                     (11,211)   (2,917)
    Receivables                                                       24,058    15,094
    Inventories                                                      (34,628)  (29,112)
    Current liabilities, excluding bank loans and dividend payable   (17,539)  (10,179)
    Other                                                             (1,787)   (2,719)
                                                                     -------   -------
           Net cash used in operating activities                     (41,107)  (29,833)

Cash flows from investing activities - capital expenditures           (5,051)   (1,348)
                                                                     -------   -------
           Net cash used before financing activities                 (46,158)  (31,181)

Cash flows from financing activities
Net borrowings (repayment) under new credit agreements               (22,000)        0
Net borrowings (repayment) under prior credit agreements                   0    13,250
Net borrowings of other indebtedness                                   1,223    (2,307)
                                                                     -------   -------
           Net cash flows provided (used) by financing activities    (20,777)   10,943
                                                                     -------   -------

Cash -     net change                                                (66,935)  (20,238)
           beginning of period                                        75,298    26,104
                                                                     -------   -------
           end of period                                            $  8,363     5,866
                                                                     =======   =======


Supplemental cash flow data
Interest paid                                                       $  7,016     9,176
Income taxes paid                                                        351     6,749
Non-cash accrual of 1994 Management Stock Ownership Plan expense           0     1,230

See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Notes to Condensed Consolidated Financial Statements
For the three months ended December 31, 1996 and 1995
(Dollar amounts in thousands, except per share amounts)

Basis of Presentation

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related condensed statements of consolidated earnings (loss) and of cash flows for the three month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items.
Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of September 30, 1996, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Amendment No. 3 to Registration Statement on Form S-4 (file No. 333-14569).

Inventories
                                              December 31,         September 30,
                                                 1996                 1996
                                               --------              -------
               Finished goods                  $101,263               74,890
               Work in process                   23,712               17,088
               Raw materials                     18,824               17,193
                                               --------              -------
               Total inventories               $143,799              109,171
                                               ========              =======

Recapitalization And Stock Purchase Agreement

Prior to September 30, 1996, the Company was a wholly-owned subsidiary of Abarco, N.V. ("Abarco"). On August 15, 1996, Abarco and Strata Associates L.P. ("Strata") entered into a Recapitalization and Stock Purchase Agreement pursuant to which Strata acquired control of the Company (the "Recapitalization"). The closing of the Recapitalization took place on September 30, 1996. In connection with the Recapitalization a portion of the common stock owned by Abarco was redeemed for total consideration of approximately $581,933. After the Recapitalization, Strata owned approximately 88.4% of the Company's common stock and Abarco retained approximately 11.6% of the Company's common stock.

Acquisition

In July 1996, the Company acquired the net assets of Etonic, Inc., which manufactures and/or markets golf shoes, gloves, and other golf accessories, as well as an established line of running and walking shoes. The operating results of Etonic have been included in the condensed statement of consolidated earnings
(loss) from the date of acquisition. As a result, Etonic's operations are included in the condensed statement of consolidated earnings (loss) for the three months ended December 31, 1996, but not for the three months ended December 31, 1995. Etonic's pro forma net sales for the three months ended December 31, 1995, were $13,947, however, consolidated pro forma net earnings
(loss) would not have been materially different from the Company's reported amounts for 1995 due primarily to the seasonal nature of golf equipment.

Contingencies

The Company is both a plaintiff and defendant in numerous lawsuits incidental to its current and former operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state, and local environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites, and is still negotiating on other sites. The settlement amounts and estimated liabilities are not significant.

Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's condensed consolidated financial statements.

Independent Accountants' Report

The Board of Directors
Evenflo & Spalding Holdings Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related condensed statements of consolidated earnings
(loss) and of cash flows for the three months ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company (formerly known as E&S Holdings Corporation and subsidiaries) at September 30, 1996, and the related statements of consolidated earnings (loss), consolidated cash flows and consolidated shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated October 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Tampa, Florida
January 31, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the December 31, 1996, Form 10-Q and related filings with the Securities and Exchange Commission.

Results of Operations

       Quarter Ended December 31, 1996 ("1997 first quarter") as compared to the Quarter Ended December 31, 1995 ("1996 first quarter")

Net sales are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased 10.6% to $125.2 million for the 1997 first quarter compared to $113.2 million for the same period in the prior year. Spalding net sales increased 19.7% to $75.6 million for the 1997 first quarter compared to $63.1 million for the 1996 first quarter. Spalding's net sales increase is primarily attributable to the July 1996 acquisition of Etonic golf shoes. Additionally, Spalding experienced higher net sales of basketballs, golf clubs, and Strata(TM) golf balls introduced in May 1996. International net sales at Spalding declined $1.8 million in the 1997 first quarter compared to the 1996 first quarter. The decrease resulted primarily from lower net sales of golf products in Japan partially offset by net sales increases in golf products and basketballs in Southeast Asia, Canada, and Mexico. Net sales at Evenflo for the 1997 first quarter decreased $0.4 million to $49.6 million from $50.0 million for the 1996 first quarter. The 0.9% decline at Evenflo is principally due to lower car seat and activity product net sales partially offset by higher travel system stroller and play yard net sales. International net sales at Evenflo decreased $0.i million in the 1997 first quarter compared to the 1996 first quarter principally due to lower net sales in Canada partially offset by higher net sales in Mexico.

Gross profit is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw material, production, warehousing, and procurement. For the 1997 first quarter, Company gross profit increased $0.5 million to $38.0 million from $37.5 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 30.4% for the 1997 first quarter from 33.2% for the prior year comparable quarter principally from increased net sales of lower margin products, including basketballs, golf shoes, strollers, and playyards.

Selling, general and administrative ("SG&A") expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs and professional fees. SG&A expenses were $51.0 million, or 11.8% higher than SG&A expenses of $45.6 million in the comparable quarter last year. Spalding's SG&A expenses increased $4.2 million in the 1997 first quarter primarily from the inclusion of Etonic golf shoes, costs associated with obtaining the Etonic golf shoe distribution rights in Canada, and higher advertising and promotion expenses. Spalding had the Canadian distribution rights for a competing golf shoe company prior to the Etonic golf shoe acquisition. The Company expensed $0.9 million of costs associated with the Etonic Canadian distribution rights in the 1997 first quarter. Evenflo had $1.3 million higher SG&A expenses in the 1997 first quarter principally due to higher advertising, promotion, and product liability expenses compared to the 1996 first quarter. The corporate office had $0.1 million lower SG&A expenses in the 1997 first quarter.

Interest expense increased to $16.6 million in the 1997 first quarter from $9.5 million in the 1996 first quarter, an increase of $7.1 million or 74.7%. This increase is due to the issuance by the Company of $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006 and borrowings under the Company's $650 million Credit Facility (the "Credit Facility") (comprised of $400 million of term loans and a $250 million Revolving Credit Facility) which were applied to finance the Company recapitalization on September 30, 1996. The Company's average balance under the Notes. Credit Facility and certain non-U.S. borrowing arrangements for the 1997 first quarter was $617 million compared to $334 million under the Company's borrowing arrangements then in effect during the 1996 first quarter.

Net loss was $13.3 million for the 1997 first quarter compared to $9.1 million for the 1996 first quarter. The decrease in earnings was a result of (i) higher Spalding and Evenflo advertising expenses, (ii) the costs associated with the Etonic golf shoe distribution rights in Canada, (iii) Evenflo higher product liability expense, and (iv) higher interest expense associated with the Company recapitalization reduced by prior year 1994 Management Stock Ownership Plan expenses.

Liquidity and Capital Resources

The Company's principal sources of liquidity are from cash flows generated from operations and borrowings under the Credit Facility and certain non-U.S. facilities. The Company believes its business is somewhat seasonal. For fiscal 1996, quarterly net sales as a percentage of total sales were approximately 16%, 26%, 29%, and 29%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (10)%, 26%, 67%, and 17%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from credit facilities have been invested in receivables and inventories.

For the 1997 first quarter, the Company used $46.2 million in cash before financing activities to fund $41.1 million in operating activities and invest $5.1 million in capital expenditures. The Company applied $22.0 million in cash to paydown its Revolving Credit Facility. Excess cash and cash equivalents balance at September 30, 1996, funded the 1997 first quarter cash usages.

Net cash flow used by operating activities for the 1997 first quarter was $41.1 million compared to $29.8 million for the 1996 first quarter. The $11.3 million difference in cash flow from operating activities for the comparable quarters was due to $8.3 million in lower net earnings (as adjusted for depreciation and other non-cash expenses) and a $3.0 million increase in working capital attributable principally to net assets from the Etonic acquisition, higher levels of inventory in the 1997 first quarter over the 1996 first quarter as the Company builds inventory to service anticipated higher summer sales demand, and a larger decrease in payables in the 1997 first quarter than the decrease in payables in the comparable 1996 first quarter.

Capital expenditures were $5.1 million for the 1997 first quarter compared to $1.3 million in the 1996 first quarter. Capital expenditures at Evenflo were $3.5 million higher than the comparable 1996 first quarter primarily from the expansion of its warehousing and shipping facilities in Piqua, Ohio. Management anticipates approximately $4.4 million will be required in the remaining quarters of fiscal 1997 to complete the Piqua facility expansion, modernize distribution systems, and re-engineer assembly operations at the Piqua facility. As a result of this and other capital programs, management expects capital expenditures in the 1997 fiscal year to exceed those in the 1996 fiscal year.

The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility and under credit facilities available to credit facilities available to certain of the Company's non-U.S. facilities. At December 31, 1996, the Company had an available borrowing capacity of approximately $136 million (reduced to reflect $109.7 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Over the years, the Company has been engaged in, and will continue to be engaged in, the defense of product liability claims due to the nature of its products, particularly with respect to juvenile car seats and cribs. Such claims, considered in the aggregate, have caused the Company to incur material litigation and insurance expenses. Since 1986, approximately 140 product liability lawsuits have been brought against the Company, 90 of which related to juvenile car seats. Generally, with respect to such suits, the Company believes it has meritorious defenses and all pending actions are being vigorously defended.

Based on its past experience, the amount of reserves established for product liability claims and the levels of insurance that it maintains, the Company believes that there are no product liability claims pending which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company's products are subject to the federal Consumer Product Safety Act and other statutes and regulations involving product safety. If a product is found to be defective, the government can require a recall by the manufacturer. In the past five years, Evenflo had approximately six such recalls and/or other corrective actions. In August 1996, Consumer Reports published an article on car seats, indicating that Evenflo's Travel Tandem(R) infant safety seat did not pass an impact test. The Company believes the standards used by Comsumer Reports exceeded Federal safety standards in effect prior to September 1, 1996. As of April 1996, the Company had already discontinued production of the particular model tested and began production of an improved model which meets new Federal safety standards that have gone into effect as of September 1, 1996. Nevertheless, on September 10, 1996, Evenflo began offering a free reinforcing kit to any consumer who requested one. Through February 12, 1997, Evenflo has received requests for approximately 7,590 reinforcing kits which cost $1.50 per unit. The Company sold approximately 700,000 Travel Tandem units since its introduction in 1990. The Company does not believe the Consumer Reports article has had or will have a material adverse effect on its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 1996, the shareholders of the Company approved the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "Plan"). On January 27, 1997, the Company filed a Registration Statement on Form S-8 offering to certain key employees of the Company an aggregate of 7,484,556 shares of common stock, par value $.01 per share, including shares subject to options, of which 6,560,356 shares are currently being offered. During the 1997 second quarter, the Company sold shares and granted options under the Plan in an aggregate amount of 6,496,106 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

           *+10. Agreement dated as of February 3, 1997, by and between NBA Properties, Inc. and Spalding & Evenflo Companies, Inc.

            *27.  Financial Data Schedule

            *99. Evenflo & Spalding Holdings Corporation Management Incentive Bonus Plan dated January 15, 1997.

      (b) Reports on Form 8-K None

*   Filed herewith.

+ Portions of this Exhibit have been redacted. These portions have been separately filed with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act. The Company will file an amendment to this 10-Q to the extent such request for confidential treatment is not completely granted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Evenflo & Spalding Holdings Corporation
                                                       (Registrant)



Date:   February 14, 1997              By:      /s/ W. Michael Kipphut
        -----------------                   ------------------------------------
                                            W. Michael Kipphut
                                            Vice President and Treasurer
                                            (Principal Financial Officer)