Form 10-Q
period 1997-03-31
EVENFLO & SPALDING HOLDINGS CORP
filed 1997-05-06
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended                March 31, 1997
                               -----------------------------------------------


                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

                        Commission file number 333-14569


                   EVENFLO & SPALDING HOLDINGS CORPORATION

------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                                                59-2439656

-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

601 South Harbour Island Boulevard, Suite 200, Tampa, Florida      33602-3141
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:       (813) 204-5200
                                                   ---------------------------



------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report

Indicate by check (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                              ---     ---

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at May 1, 1997, was 51,639,682 shares.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Three months ended
                                                                              March 31,
                                                                      -----------------------

                                                                          1997         1996
                                                                          ----         ----
NET SALES                                                             $ 205,871       178,201

     Cost of sales                                                      135,886       114,784
                                                                      ---------      --------

GROSS PROFIT                                                             69,985        63,417

     Selling, general and administrative expenses                        57,402        52,421
     Royalty income, net                                                 (2,895)       (3,046)
     1994 Management Stock Ownership Plan expense                             0         1,230
                                                                      ---------      --------

INCOME FROM OPERATIONS                                                   15,478        12,812

     Interest expense, net                                               17,201         9,092
     Currency loss, net                                                     251           123
                                                                      ---------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                (1,974)        3,597

     Income taxes (benefit)                                                (987)        1,513
                                                                      ---------      --------

EARNINGS (LOSS) BEFORE MINORITY INTEREST                                   (987)        2,084

     Minority interest in net earnings of consolidated subsidiary             0            97
                                                                      ---------      --------

NET EARNINGS (LOSS)                                                   $    (987)        1,987
                                                                      =========      ========



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                         Six months ended
                                                                             March 31,
                                                                      ------------------------

                                                                        1997           1996
                                                                        ----           ----
NET SALES                                                             $ 331,065       291,375

     Cost of sales                                                      223,059       190,431
                                                                      ---------      --------

GROSS PROFIT                                                            108,006       100,944

     Selling, general and administrative expenses                       108,361        98,009
     Royalty income, net                                                 (5,772)       (5,768)
     1994 Management Stock Ownership Plan expense                             0         2,460
                                                                      ---------      --------

INCOME FROM OPERATIONS                                                    5,417         6,243

     Interest expense, net                                               33,826        18,632
     Currency loss, net                                                     221           435
                                                                      ---------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST               (28,630)      (12,824)

     Income taxes (benefit)                                             (14,315)       (5,387)
                                                                      ---------      --------

EARNINGS (LOSS) BEFORE MINORITY INTEREST                                (14,315)       (7,437)

     Minority interest in net loss of consolidated subsidiary                 0          (320)
                                                                      ---------      --------

NET EARNINGS (LOSS)                                                   $ (14,315)       (7,117)
                                                                      =========      ========




See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND SEPTEMBER 30, 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      MARCH 31,    September  30,
ASSETS                                                                  1997            1996
------                                                                  ----            ----
CURRENT ASSETS
Cash                                                                  $   6,337        75,298
Receivables, less allowance of $3,332 and $4,373                        239,025       192,999
Inventories                                                             148,613       109,171
Deferred income taxes                                                    13,849        11,952
Other                                                                     6,198         4,704
                                                                      ---------      --------
         TOTAL CURRENT ASSETS                                           414,022       394,124
Property, plant and equipment, net                                       81,015        78,334
Intangible assets, net                                                  129,905       131,708
Deferred income taxes on acquired non-U.S. trademarks                    47,476        49,432
Deferred financing costs                                                 31,912        34,231
Other                                                                     2,267         2,077
                                                                      ---------      --------
         TOTAL ASSETS                                                 $ 706,597       689,906
                                                                      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------
CURRENT LIABILITIES
Non-U.S. bank loans                                                   $  20,384        13,028
Accounts payable                                                        149,879       141,708
Accrued expenses                                                         73,057        69,131
Income taxes                                                                505           706
                                                                      ---------      --------
         TOTAL CURRENT LIABILITIES                                      243,825       224,573
Long-term debt                                                          632,100       625,800
Deferred income taxes                                                    15,119        16,339
Pension                                                                  11,715        11,753
Post-retirement benefits                                                  8,750         8,750
Other                                                                     1,978         2,142
                                                                      ---------      --------
         TOTAL LIABILITIES                                              913,487       889,357
PREFERRED STOCK - AT LIQUIDATION VALUE                                  159,521       150,000
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.01 par value, 100,000,000 shares authorized and
     51,443,571 and 50,000,000 outstanding                                  514           500
Paid-in capital                                                         230,329       223,125
Retained earnings (deficit)                                            (592,585)     (568,749)
Currency translation adjustment                                          (4,669)       (4,327)
                                                                      ---------      --------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                       (366,411)     (349,451)
                                                                      ---------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)      $ 706,597       689,906
                                                                      =========      ========


See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Six months ended
                                                                             March 31,
                                                                      ------------------------

INCREASE (DECREASE) IN CASH                                               1997          1996
---------------------------                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                   $ (14,315)       (7,117)
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation                                                         8,798         7,210
     Intangibles amortization                                             2,284         3,226
     Deferred income taxes                                               (1,161)        1,272
     Deferred financing costs                                             2,319         1,133
     Pension                                                                (38)         (218)
     Post retirement benefits                                                 0           144
     1994 Management Stock Ownership Plan Expense                             0         2,460
     Minority interest in consolidated subsidiary                             0          (320)
                                                                      ---------      --------
         Subtotal                                                        (2,113)        7,790
     Receivables                                                        (46,026)      (22,488)
     Inventories                                                        (39,442)      (34,103)
     Current liabilities, excluding bank loans                           11,896        15,265
     Other                                                               (2,554)       (6,322)
                                                                      ---------      --------
              NET CASH USED IN OPERATING ACTIVITIES                     (78,239)      (39,858)
CASH FLOWS FROM INVESTING ACTIVITIES - CAPITAL EXPENDITURES             (11,596)       (4,130)
                                                                      ---------      --------
              NET CASH USED BEFORE FINANCING ACTIVITIES                 (89,835)      (43,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayment) under new credit agreements                    6,300             0
Net borrowings (repayment) under prior credit agreements                      0        31,500
Net borrowings of other indebtedness                                      7,356         1,066
Proceeds from issuance of common stock                                    7,218             0
                                                                      ---------      --------
              NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            20,874        32,566
                                                                      ---------      --------

CASH -        net change                                                (68,961)      (11,422)
              beginning of period                                        75,298        26,104
                                                                      ---------      --------
              end of period                                           $   6,337        14,682
                                                                      =========      ========
Supplemental cash flow data
Interest paid                                                         $  17,338        17,627
Income taxes paid                                                         1,464         2,872
Non-cash accrual of 1994 Management Stock Ownership Plan expense              0         2,460



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES UNAUDITED NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 1997, and the related condensed statements of consolidated earnings (loss) for the three and six months ended March 31, 1997 and 1996, and of cash flows for the six months ended March 31, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

INVENTORIES                                     March 31,                September 30,
                                                  1997                       1996
                                                  ----                       ----
       Finished goods                          $ 101,877                    74,890
       Work in process                            23,227                    17,088
       Raw materials                              23,509                    17,193
                                               ---------                   -------
       Total inventories                       $ 148,613                   109,171


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

ACQUISITIONS

In July 1996, the Company acquired the net assets of Etonic, Inc., which manufactures and/or markets golf shoes, gloves, and other golf accessories, as well as an established line of running and walking shoes. The operating results of Etonic have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. As a result, Etonic's operations are included in the condensed statement of consolidated earnings (loss) for the three months and the six months ended March 31, 1997, but not for the three months and the six months ended March 31, 1996. Etonic's pro forma net sales for the three months and six months ended March 31, 1996, were $11,800 and $25,747, and consolidated pro forma net losses were $(929) and $(204).

On April 21, 1997, the Company acquired the net assets of Gerry Baby Products Company for a purchase price of approximately $72,100. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names. Gerry's pro forma net sales and net loss for the twelve months ended December 31, 1996, were $120,646 and $(2,262).

COMMON STOCK

On October 25, 1996, the shareholders of the Company approved the general terms of the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "Plan"). On January 27, 1997, the Company filed a Registration Statement on Form S-8 offering to certain key employees of the Company an aggregate of 7,484,556 shares of common stock, par value $.01 per share, including shares subject to options. During the 1997 second quarter the Company sold 1,443,571 shares and granted options for 5,052,535 shares under the Plan resulting in $7,218 of proceeds. On April 18, 1997, the Company sold an additional 196,111 shares with an additional grant of options for 46,667 shares under the Plan resulting in $981 of proceeds. The issuance price of the shares and the exercise price of the options are $5 per share. There are 745,672 unissued shares and options remaining under the Plan.

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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Evenflo & Spalding Holdings Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 1997, and the related condensed statements of consolidated earnings
(loss) for the three and six months ended March 31, 1997 and 1996, and of cash flows for the six months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company at September 30, 1996, and the related statements of consolidated earnings (loss), consolidated cash flows and consolidated shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated October 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Tampa, Florida
April 23, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the March 31, 1997, Form 10-Q and related filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Quarter Ended March 31, 1997 ("1997 second quarter") as Compared to the Quarter Ended March 31, 1996 ("1996 second quarter")

NET SALES are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased 15.5% to $205.9 million for the 1997 second quarter compared to $178.2 million for the same period in the prior year. Spalding net sales increased $22.2 million or 18.2% to $144.0 million for the 1997 second quarter compared to $121.8 million for the 1996 second quarter. Spalding's net sales increase is primarily attributable to the $15.9 million golf shoe net sales of Etonic, which was acquired in July 1996. Additionally, Spalding experienced higher net sales of Strata(TM) golf balls, golf clubs, golf bags, and basketballs. International net sales at Spalding declined 3.4% or $1.5 million in the 1997 second quarter compared to the 1996 second quarter. The decrease resulted primarily from lower net sales of golf products in Canada and Japan partially offset by an increase of basketball net sales in Mexico.

Net sales at Evenflo for the 1997 second quarter increased $5.4 million to $61.8 million from $56.4 million for the 1996 second quarter. The 9.6% increase at Evenflo is principally due to higher net sales of Travel System(R) strollers, Phases(TM) high chairs, play yards and car seats partially offset by lower activity product net sales. International net sales at Evenflo increased $0.9 million in the 1997 second quarter compared to the 1996 second quarter principally due to higher net sales in Mexico and Canada.

GROSS PROFIT is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw material, production, warehousing, and procurement. For the 1997 second quarter, Company gross profit increased $6.6 million to $70.0 million from $63.4 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 34.0% for the 1997 second quarter from 35.6% for the prior year comparable quarter due principally to increased net sales of lower margin products, including golf clubs, basketballs, golf shoes, strollers, high chairs and play yards as well as higher wages and shipping expenses.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs and professional fees. SG&A expenses were $5.0 million, or 9.5%, higher than SG&A expenses of $52.4 million in the comparable quarter last year. Spalding's SG&A expenses increased $5.2 million in the 1997 second quarter primarily from (i) the inclusion of Etonic golf shoes and (ii) higher advertising, promotion, salary, research and development costs. Evenflo had $0.1 million lower SG&A expenses in the 1997 second quarter principally due to lower product liability expenses partially offset by higher advertising, promotion, wages, and fringe benefits compared to the 1996 second quarter. The corporate office had $0.1 million lower SG&A expenses in the 1997 second quarter.

1994 MANAGEMENT STOCK OWNERSHIP PLAN expense represents compensation expense related to the increase in the fair value of common stock of the Company held by certain members of senior management which were purchased by the Company in connection with the September 30, 1996, recapitalization. In the 1996 second quarter, the 1994 Management Stock Ownership Plan expense was $1.2 million; however, such plan was terminated as part of the recapitalization and accordingly there was no such expense for the 1997 second quarter.

INTEREST EXPENSE increased to $17.2 million in the 1997 second quarter from $9.1 million in the 1996 second quarter, an increase of $8.1 million.
This increase is due to the issuance by the Company of $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006 and borrowings under the Company's $650 million Credit Facility (the "Credit Facility") (comprised of $400 million of term loans and a $250 million Revolving Credit Facility) which were applied to finance the Company recapitalization on September 30, 1996. The Company's average borrowings under the Notes, Credit Facility and certain non-U.S. borrowing arrangements for the 1997 second quarter is $648 million, compared to $361 million under the Company's borrowing arrangements then in effect during the 1996 second quarter.

CURRENCY LOSS of $0.2 million for the 1997 second quarter is $0.1 million higher than the $0.1 million currency loss in the 1996 second quarter. See "Liquidity and Capital Resources".

NET LOSS is $1.0 million for the 1997 second quarter compared to $2.0 million in net earnings for the 1996 second quarter. The $3.0 million decrease in earnings is a result of (i) higher interest expense associated principally with the Company's recapitalization and (ii) higher Spalding and Evenflo advertising, promotion, and other expenses reduced by (i) operating profit from the inclusion of Etonic golf shoes, (ii) lower product liability expenses at Evenflo, and (iii) 1994 Management Stock Ownership Plan expenses in the 1996 second quarter which did not recur in the 1997 second quarter.

OTHER. On February 1, 1997, the Company entered into an agreement extending its association with the National Basketball Association ("NBA"). A retail product license agreement with NBA

Properties, Inc. covering the period ending July 31, 2001, allows Spalding basketballs to remain the exclusive worldwide NBA "Official Game Ball". Additionally, on April 25, 1997, the Company entered into a separate retail product license agreement with WNBA Enterprises, LLC covering the period ending September 30, 1999, during which Spalding basketballs are the exclusive worldwide Women's National Basketball Association "Official Game Ball."

        Six Months Ended March 31, 1997 ("1997 six months") as Compared to the Six Months Ended March 31, 1996 ("1996 six months")

NET SALES increased to $331.1 million in the 1997 six months from $291.4 million for the 1996 six months, an increase of $39.7 million or 13.6%. Spalding net sales increased $34.7 million in the 1997 six months over the 1996 six months. The July 1996 acquisition of Etonic contributed $31.5 million of the net sales increase at Spalding in the 1997 six months. Total golf ball sales were lower in the 1997 six months due to high inventory levels at retailers and lower net sales in Japan, Canada, and Mexico. However, net sales of Strata(TM) golf balls remain strong. Golf club and bag net sales advanced over the 1996 six months as Top-Flite(R) tour irons with titanium inserts, Muscle(TM) shafts, and Intimidator(TM) drivers continue to gain consumer acceptance. Basketball net sales are up with increased sales of ZK-Composite(R) lines. Management anticipates net sales in Japan for fiscal 1997 to be lower than fiscal 1996 net sales due to weak Japanese economic conditions and low consumer confidence levels coupled with the currency impact of a strong U.S. dollar.

Net sales at Evenflo increased $5.0 million to $111.4 million for the 1997 six months compared to $106.4 million in the 1996 six months. The 4.7% increase in net sales for the comparable period is led by the Travel System(R) stroller, Phases(TM) high chair and play yards partially offset by decreases in net sales of car seats and activity products. Net sales in Mexico are up $1.3 million over the prior year six months but is partially offset by $0.6 million lower Canadian net sales.

GROSS PROFIT increased to $108.0 million in the 1997 six months from $100.9 million in the 1996 six months, an increase of $7.1 million or 7.0%. As a percentage of sales, Company gross profit margins decreased to 32.6% for the 1997 six months from 34.6% for the 1996 six months. The decrease is primarily attributable to increased net sales of lower margin products, including golf clubs, basketballs, golf shoes, strollers, high chairs and play yards as well as increased manufacturing cycle time for Strata(TM) golf balls, and higher wages, utility, shipping and freight costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A") increased to $108.4 million for the 1997 six months from $98.0 million for the 1996 six months, an increase of $10.4 million or 10.6%. As a percentage of sales, SG&A expenses decreased to 32.7% for the 1997 six months from 33.6% for the 1996 six months. Spalding's $9.4 million increase is primarily a result of; (i) the inclusion of Etonic golf shoes, (ii) $0.9 million of costs associated with obtaining the Etonic

Canadian distribution rights in the 1997 first quarter, and (iii) higher advertising, promotion, salary, research and development costs.

Evenflo had $1.2 million higher SG&A expenses in the 1997 six months principally from increased advertising, promotion, wages, and fringe benefits.

The corporate office had $0.2 million lower SG&A expenses in the 1997 six months.

1994 MANAGEMENT STOCK OWNERSHIP PLAN expense was $2.5 million in the 1996 six months; however, such plan was terminated as part of the September 30, 1996, recapitalization and accordingly there was no such expense for the 1997 six months.

INTEREST EXPENSE increased to $33.8 million in the 1997 six months from $18.6 million in the 1996 six months, an increase of $15.2 million. The increase is due principally to the issuance of $200 million of Notes and higher levels of borrowings under the Credit Facility in the 1997 six months versus the 1996 six months. The Company's average borrowings under the Notes, Credit Facility and certain non-U.S. borrowing arrangements for the 1997 six months is $633 million compared to $348 million under the Company's borrowing arrangements then in effect during the 1996 six months.

CURRENCY LOSS of $0.2 million for the 1997 six months is $0.2 million lower than the $0.4 million currency loss in the 1996 six months. See "Liquidity and Capital Resources."

NET LOSS is $14.3 million for the 1997 six months compared to a $7.1 million net loss for the comparable 1996 six month period. The $7.2 million increase in net loss is a result of (i) higher interest expense associated with the Company's recapitalization and (ii) higher Spalding and Evenflo advertising, promotion, and other expenses reduced by (i) operating profit from the inclusion of Etonic golf shoes net of $0.9 million in costs associated with obtaining the Etonic Canadian distribution rights, (ii) $0.2 million lower currency loss, (iii) $8.9 million higher tax benefit, and (iv) 1994 Management Stock Ownership Plan expenses in the 1996 six months which do not recur in the 1997 six months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated from operations and borrowings under the Credit Facility and certain non-U.S. credit facilities. The Company believes its business is somewhat seasonal. For fiscal 1996, quarterly net sales as a percentage of total sales were approximately 16%, 26%, 29%, and 29%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (10)%, 26%, 67%, and 17%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from credit facilities have been invested in receivables and inventories.

For the 1997 six months, the Company used $89.8 million in cash before financing activities to fund $78.2 million in operating activities and invest $11.6 million in capital expenditures. Cash usages in the 1997 six months were funded from (i) $69.0 million in excess cash and cash equivalents at September 30, 1996, (ii) $13.6 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations, and (iii) $7.2 million in proceeds from the issuance of common stock to certain key employees of the Company under the 1996 Stock Purchase and Option Plan for Key Employee of Evenflo & Spalding Holdings Corporation and Subsidiaries.

Net cash flow used by operating activities for the 1997 six months is $78.2 million compared to $39.9 million in the 1996 six months. The $38.3 million difference in cash flow from operating activities in the comparable quarters is due to $9.9 million in lower net earnings (as adjusted for depreciation and other non-cash expenses) and a $28.4 million increase in working capital attributable principally to (i) net assets from the Etonic acquisition, (ii) increased receivables from higher sales and the carryover effect of Spalding incentive programs in the forth fiscal quarter of 1996, (iii) higher inventory levels to support increased sales at Evenflo, reduced by higher trade payables and bankers acceptances from increases in imported inventory levels.

Capital expenditures were $11.6 million for the 1997 six months compared to $4.1 million in the 1996 six months. Spalding capital expenditures were $2.2 million higher in the 1997 six months, the majority of which was used to improve production equipment. Spalding anticipates it will begin a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts operations in the last half of fiscal 1997. Management estimates the multiphase project could amount to $23 million in total over two fiscal years with approximately $8.0 million expended in the last half of fiscal 1997. Capital expenditures at Evenflo are $5.3 million higher than the comparable 1996 six months primarily from the expansion of its warehousing and shipping facilities in Piqua, Ohio. Evenflo estimates the expansion and facilities upgrade could amount to $11 million in fiscal 1997. Management anticipates approximately $5.1 million will be required in the last half of fiscal 1997 to complete the Piqua facility expansion, modernize distribution systems, and re-engineer assembly operations. As a result of this and other capital programs, management expects capital expenditures in the 1997 fiscal year to exceed those in the 1996 fiscal year.

On October 25, 1996, the shareholders of the Company approved the general terms of the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "Plan"). On January 27, 1997, the Company filed a Registration Statement on Form S-8 offering to certain key employees of the Company an aggregate of 7,484,556 shares of common stock, par value $.01 per share, including shares subject to options. During the 1997 second quarter, the Company sold 1,443,571 shares and granted options for 5,052,535 shares under the Plan resulting in $7.2 million of proceeds. On April 18, 1997, the Company sold an additional 196,111 shares with an additional grant of options for 46,667 shares under the Plan resulting in $1.0 million of proceeds.

On April 21, 1997, the Company acquired the net assets of Gerry Baby Products Company for a purchase price of approximately $72.1 million. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names.

The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility and under credit facilities available to certain of the Company's non-U.S. facilities. At March 31, 1997, the Company had an available borrowing capacity of approximately $114 million (reduced to reflect $103.8 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility. The April 21, 1997, Gerry Baby Products Company acquisition reduces the available borrowing capacity by $80.4 million ($72.1 million purchase price plus $8.3 million for outstanding Gerry letters of credit).

CURRENCY HEDGING. In fiscal 1996 approximately 28% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to six month transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part II, Item 1 "Legal Proceedings" of Registrant's Form 10-Q Statement, filed February 14, 1997, for the period ended December 31, 1996. Since that date, the Company has not been named as a defendant in any action which, to the best of the Company's knowledge, could have a material adverse effect.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                     *27.      Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K
                     Current report on Form 8-K dated March 10, 1997

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Evenflo & Spalding Holdings Corporation
                                              (Registrant)



Date:    May 6, 1997                By:   /s/ W. Michael Kipphut
                                         -----------------------
                                           W. Michael Kipphut
                                           Vice President and Treasurer
                                           (a Principal Financial Officer and
                                           authorized signatory)