Form 10-Q
period 1997-06-30
EVENFLO & SPALDING HOLDINGS CORP
filed 1997-08-07
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


                        Commission file number 333-14569


                     EVENFLO & SPALDING HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     59-2439656
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


601 South Harbour Island Boulevard, Suite 200, Tampa, Florida       33602-3141
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:       (813) 204-5200
                                                   -----------------------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at August 1, 1997, was 94,280,078 shares.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                      Three months ended
                                                                            June 30,
                                                                    ----------------------

                                                                       1997         1996
                                                                       ----         ----
NET SALES                                                           $ 251,411      198,678

     Cost of sales                                                    170,131      125,297
                                                                    ---------      -------

GROSS PROFIT                                                           81,280       73,381

     Selling, general and administrative expenses                      65,020       40,170
     Royalty income, net                                               (3,742)      (3,824)
     1994 Management Stock Ownership Plan expense                           0        1,230
                                                                    ---------      -------

INCOME FROM OPERATIONS                                                 20,002       35,805

     Interest expense, net                                             19,286        8,585
     Currency loss, net                                                   150          540
                                                                    ---------      -------


EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                        566       26,680

     Income taxes                                                      10,083       12,315
                                                                    ---------      -------

EARNINGS (LOSS) BEFORE MINORITY INTEREST                               (9,517)      14,365

     Minority interest in net earnings of consolidated subsidiary           0          640
                                                                    ---------      -------

NET EARNINGS (LOSS)                                                 $  (9,517)      13,725
                                                                    =========      =======




See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                  Nine months ended
                                                                       June 30,
                                                                ---------------------

                                                                   1997        1996
                                                                   ----        ----
NET SALES                                                       $ 582,476     490,053

     Cost of sales                                                393,190     315,728
                                                                ---------     -------

GROSS PROFIT                                                      189,286     174,325

     Selling, general and administrative expenses                 173,381     138,179
     Royalty income, net                                           (9,514)     (9,592)
     1994 Management Stock Ownership Plan expense                       0       3,690
                                                                ---------     -------

INCOME FROM OPERATIONS                                             25,419      42,048

     Interest expense, net                                         53,112      27,217
     Currency loss, net                                               371         975
                                                                ---------     -------


EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST         (28,064)     13,856

     Income taxes (benefit)                                        (4,232)      6,928
                                                                ---------     -------

EARNINGS (LOSS) BEFORE MINORITY INTEREST                          (23,832)      6,928

     Minority interest in net loss of consolidated subsidiary           0         320
                                                                ---------     -------

NET EARNINGS (LOSS)                                             $ (23,832)      6,608
                                                                =========     =======




See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND SEPTEMBER 30, 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    JUNE 30,  September 30,
ASSETS                                                                1997        1996
------                                                                ----        ----
CURRENT ASSETS
Cash                                                               $  18,412      75,298
Receivables, less allowance of $4,028 and $4,373                     247,099     192,999
Inventories                                                          155,275     109,171
Deferred income taxes                                                 15,630      11,952
Other                                                                  5,699       4,704
                                                                   ---------    --------
              TOTAL CURRENT ASSETS                                   442,115     394,124
Property, plant and equipment, net                                   101,613      78,334
Intangible assets, net                                               153,313     131,708
Deferred income taxes on acquired non-U.S. trademarks                 46,497      49,432
Deferred financing costs                                              30,753      34,231
Other                                                                  4,590       2,077
                                                                   ---------    --------
         TOTAL ASSETS                                              $ 778,881     689,906
                                                                   =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
CURRENT LIABILITIES
Non-U.S. bank loans                                                $  14,157      13,028
Accounts payable                                                     154,772     141,708
Accrued expenses                                                      74,289      69,131
Income taxes                                                             469         706
                                                                   ---------    --------
         TOTAL CURRENT LIABILITIES                                   243,687     224,573
Long-term debt                                                       714,500     625,800
Deferred income taxes                                                 14,784      16,339
Pension                                                               11,346      11,753
Post-retirement benefits                                               8,750       8,750
Other                                                                  1,960       2,142
                                                                   ---------    --------
         TOTAL LIABILITIES                                           995,027     889,357
PREFERRED STOCK - AT LIQUIDATION VALUE                                     0     150,000
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.01 par value, 100,000,000 shares authorized and
     84,480,078 and 50,000,000 outstanding                               845         500
Paid-in capital                                                      395,181     223,125
Retained earnings (deficit)                                         (607,038)   (568,749)
Currency translation adjustment                                       (5,134)     (4,327)
                                                                   ---------    --------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                    (216,146)   (349,451)
                                                                   ---------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)   $ 778,881     689,906
                                                                   =========    ========




See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Nine months ended
                                                                           June 30,
                                                                   --------------------
INCREASE (DECREASE) IN CASH                                           1997        1996
---------------------------                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                $ (23,832)     6,608
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation                                                     12,976      9,446
     Intangibles amortization                                          3,537      4,837
     Deferred income taxes                                            (2,297)     1,421
     Deferred financing costs                                          3,478      1,700
     Pension                                                            (407)      (506)
     Post retirement benefits                                              0        144
     1994 Management Stock Ownership Plan Expense                          0      3,690
     Minority interest in consolidated subsidiary                          0        320
                                                                   ---------    -------
         Subtotal                                                     (6,545)    27,660
     Receivables                                                     (29,439)   (31,693)
     Inventories                                                     (25,629)   (15,026)
     Current liabilities, excluding bank loans                         1,712     11,813
     Other                                                            (1,622)    (6,493)
                                                                   ---------    -------
              NET CASH USED IN OPERATING ACTIVITIES                  (61,523)   (13,739)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (21,033)    (7,073)
     Payment to purchase net assets of Gerry                         (72,102)         0
                                                                   ---------    -------
              NET CASH USED IN INVESTING ACTIVITIES                  (93,135)    (7,073)
                                                                   ---------    -------
              NET CASH USED BEFORE FINANCING ACTIVITIES             (154,658)   (20,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayment) under new credit agreements                88,700          0
Net borrowings (repayment) under prior credit agreements                   0     16,750
Net borrowings of other indebtedness                                   1,129      2,235
Proceeds from issuance of common stock                                 8,226          0
Repurchase of common stock                                              (283)         0
Affiliate receivable                                                       0    (16,000)
                                                                   ---------    -------
              NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         97,772      2,985
                                                                   ---------    -------
CASH - net change                                                    (56,886)   (17,827)
       beginning of period                                            75,298     26,104
                                                                   ---------    -------
       end of period                                               $  18,412      8,277
                                                                   =========      =====
Supplemental cash flow data
Interest paid                                                      $  41,370     25,221
Income taxes paid                                                      2,316      3,127
Non-cash exchange of preferred stock for common stock                164,174          0
Non-cash accrual of 1994 Management Stock Ownership Plan expense           0      3,690


See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 1997, and the related condensed statements of consolidated earnings (loss) for the three and nine months ended June 30, 1997 and 1996, and of cash flows for the nine months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

INVENTORIES                                  June 30,       September 30,
                                               1997              1996
                                               ----              ----
                  Finished goods             $103,723           74,890
                  Work in process              21,570           17,088
                  Raw materials                29,982           17,193
                                             --------          --------
                  Total inventories          $155,275          109,171
                                             ========          =======


INCOME TAXES

For the three months and nine months ended June 30, 1997, the Company recorded earnings (loss) before income taxes of $566 and $(28,064). The Company has recorded a $9,822 charge in the three months ended June 30, 1997, to reflect higher than expected losses by certain non-U.S. subsidiaries for which no tax benefit is being recorded. As a result of the Company's potential inability to receive a tax benefit from these losses, coupled with the payment of certain foreign withholding taxes, the Company has changed its estimate of its effective tax rate from 50% to 15% through its third quarter charge.

RECAPITALIZATION AND STOCK PURCHASE AGREEMENT

Prior to September 30, 1996, the Company was a wholly-owned subsidiary of Abarco N.V. ("Abarco"). On August 15, 1996, Abarco and Strata Associates L.P. ("Strata"), an affiliate of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), entered into a Recapitalization and Stock Purchase Agreement pursuant to which Strata acquired control of the Company (the "Recapitalization"). The closing of the Recapitalization took place on September 30, 1996. In connection with the Recapitalization a portion of the common stock owned by Abarco was redeemed for total consideration of approximately $581,933.

ACQUISITIONS

In July 1996, the Company acquired the net assets of Etonic, Inc., which manufactures and/or markets golf shoes, gloves, and other golf accessories, as well as an established line of running and walking shoes. The operating results of Etonic have been included in the condensed statement of consolidated earnings
(loss) from the date of acquisition. As a result, Etonic's operations are included in the condensed statement of consolidated earnings (loss) for the three months and the nine months ended June 30, 1997, but not for the three months and the nine months ended June 30, 1996. Etonic's pro forma net sales for the three months and nine months ended June 30, 1996, were $17,195 and $42,942, and consolidated pro forma net earnings (loss) were $173 and $(31).

On April 21, 1997, the Company acquired the net assets of Gerry Baby Products Company for a purchase price of approximately $72,100. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names. The operating results of Gerry have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. As a result, Gerry's operations since April 21, 1997, are included in the condensed statement of consolidated earnings (loss) for the three and nine months ended June 30, 1997, but not for the three and nine months ended June 30, 1996. Gerry's pro forma net sales and net loss for the twelve months ended December 31, 1996, were $120,646 and $(2,262). Gerry's pro forma net sales for the two months ended June 30, 1996, were $20,642, and consolidated pro forma net loss was $(344).

COMMON STOCK

On October 25, 1996, the shareholders of the Company approved the general terms of the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "Plan"). On January 27, 1997, the Company filed a Registration Statement on Form S-8 offering to certain key employees of the Company an aggregate of 7,484,556 shares of common stock, par value $.01 per share, including shares subject to options. In 1997 the Company has sold 1,645,238 shares and granted options for 5,118,646 shares under the Plan resulting in $8,226 of proceeds. The issuance price of the shares and the exercise price of the options are $5.00 per share. There are 720,672 unissued shares and options remaining under the Plan.

On June 25, 1997, Strata, which owns all of the Company's outstanding shares of 12 1/2% preferred stock (liquidation value of $164,174), exchanged all the preferred shares for 32,834,840 additional shares of the Company's common stock at an exchange price of $5.00 per common share.

On July 15, 1997, a Strata affiliate invested $45,600 and Abarco invested $3,400 for 9,800,000 additional shares of the Company's common stock at a price of $5 per common share.

As of July 15, 1997, the Company's pro forma common stock and paid-in capital are as follows:

         Common stock, $.01 par value, 100,000,000 shares
              authorized and 94,280,078 shares outstanding         $    943
         Paid-in capital                                            444,083


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

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Evenflo & Spalding Holdings Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 1997, and the related condensed statements of consolidated earnings
(loss) for the three and nine months ended June 30, 1997 and 1996, and of cash flows for the nine months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Tampa, Florida
July 25, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the June 30, 1997, Form 10-Q and related filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         Quarter Ended June 30, 1997 ("1997 third quarter") as Compared to the Quarter Ended June 30, 1996 ("1996 third quarter")

NET SALES are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased 26.5% to $251.4 million for the 1997 third quarter compared to $198.7 million for the same period in the prior year. Spalding net sales increased $21.7 million or 16.0% to $157.2 million for the 1997 third quarter compared to $135.5 million for the 1996 third quarter. Spalding's net sales increase is primarily attributable to $17.9 million golf shoe net sales of Etonic, which was acquired in July 1996. Additionally, Spalding experienced higher net sales of golf balls, golf clubs, and golf bags. International net sales at Spalding declined 12.2% or $6.0 million in the 1997 third quarter compared to the 1996 third quarter. The decrease resulted primarily from lower net sales of golf products in Japan and Europe partially offset by increases of golf product net sales in Canada.

Net sales at Evenflo for the 1997 third quarter increased $31.1 million to $94.2 million from $63.1 million for the 1996 third quarter. The 49.3% increase at Evenflo is principally due to $29.1 million in net sales from Evenflo's April 1997 acquisition of Gerry Baby Products. The remaining $2.0 million Evenflo net sales increase is due to higher net sales of Travel System(R) strollers and Phases(TM) high chairs, partially offset by lower net sales of car seats and play yards. International net sales at Evenflo increased $1.8 million in the 1997 third quarter compared to the 1996 third quarter principally due to higher net sales in Canada and Mexico.

GROSS PROFIT is net sales less cost of sales which consists of the costs necessary to make the Company's products, including the costs of raw material, production, warehousing, and procurement. For the 1997 third quarter, Company gross profit increased $7.9 million to $81.3 million from $73.4 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 32.3% for the 1997 third quarter from 36.9% for the prior year comparable quarter due principally to (i) increased net sales of lower margin products, including golf clubs, golf shoes, strollers, high chairs, bath products and gates, (ii) $1.3 million in purchase accounting effects of Gerry's inventory turnover, and (iii) higher wages, maintenance and shipping expenses.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses consists of the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs and professional fees. SG&A expenses for the 1997 third quarter were $65.0 million which were $24.8 million, or 61.7%, higher than SG&A expenses of $40.2 million in the comparable quarter last year. Spalding's SG&A expenses increased $19.4 million in the 1997 third quarter primarily from (i) the inclusion of Etonic golf shoes and (ii) higher advertising, promotion, and research and development costs. Evenflo had $5.3 million higher SG&A expenses in the 1997 third quarter principally due to (i) the inclusion of Gerry Baby Products and (ii) higher consumer corrective campaign costs (see "Other"), advertising, promotion, and wages. The corporate office had $0.1 million higher SG&A expenses in the 1997 third quarter.

1994 MANAGEMENT STOCK OWNERSHIP PLAN expense represents compensation expense related to the increase in the fair value of common stock of the Company held by certain members of senior management which were purchased by the Company in connection with the September 30, 1996, recapitalization. In the 1996 third quarter, the 1994 Management Stock Ownership Plan expense was $1.2 million; however, such plan was terminated as part of the recapitalization and accordingly there was no such expense for the 1997 third quarter.

INTEREST EXPENSE increased to $19.3 million in the 1997 third quarter from $8.6 million in the 1996 third quarter, an increase of $10.7 million. This increase is due to the issuance by the Company of $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006 and borrowings under the Company's $650 million Credit Facility (the "Credit Facility") (comprised of $400 million of term loans and a $250 million Revolving Credit Facility) which were applied to finance the Company recapitalization on September 30, 1996. The Company's average borrowings under the Notes, Credit Facility and certain non-U.S. borrowing arrangements for the 1997 third quarter was $726 million, compared to $355 million under the Company's borrowing arrangements then in effect during the 1996 third quarter.

CURRENCY LOSS of $0.2 million for the 1997 third quarter is $0.3 million lower than the $0.5 million currency loss in the 1996 third quarter. See "Liquidity and Capital Resources".

INCOME TAXES of $10.1 million for the 1997 third quarter includes a $9.8 million charge to reflect higher than expected losses by certain non-U.S. subsidiaries for which no tax benefit is being recorded. As a result of the Company's potential inability to receive a tax benefit from these losses, coupled with the payment of certain foreign withholding taxes, the Company has changed its estimate of its effective tax rate from 50% to 15% through its third quarter charge.

NET LOSS is $9.5 million for the 1997 third quarter compared to $13.7 million in net earnings for the 1996 third quarter. The $23.2 million decrease in earnings is a result of (i) higher interest expense associated principally with the Company's recapitalization, (ii) Evenflo consumer corrective campaign costs,
(iii) higher Spalding and Evenflo advertising, promotion, and other expenses, and (iv) the $9.8 million change in management's income tax estimate; partially offset by (i) operating profit from the inclusion of Etonic, (ii) $0.3 million lower currency loss, and (iii) 1994 Management Stock Ownership Plan expenses in the 1996 third quarter which did not recur in the 1997 third quarter.

OTHER. Evenflo has conducted several consumer corrective campaigns. On February 19, 1997, Evenflo announced that certain Champion(R) and Scout(TM) child restraints manufactured between June 1993 and November 1996 had failed to pass chest acceleration requirements. Evenflo offered consumers a kit which modified the seats' recline angle to comply with the chest acceleration requirement. The National Highway Traffic Safety Administration ("NHTSA") issued a press release regarding the Evenflo February 19, 1997, campaign on July 15, 1997. On June 25, 1997, Evenflo announced a campaign offering free hinge covers to owners of its Happy Camper(R) portable play yards and stressing the need for consumers to properly erect the play yards before use. The free hinge covers provide a visual cue reminding users to fully rotate the hinges when setting up the products and also reinforce the hinges so that they can better withstand the effects of climbing, leaning, and sitting by adults or older children. On July 15, 1997, Evenflo and NHTSA jointly announced a campaign offering replacement adjuster mechanisms for 150,000 Champion(R), Trooper(R) and Scout(TM) child seats manufactured between October 14, 1996 and February 6, 1997. Testing had revealed that a batch of adjuster mechanisms could slip, possibly permitting additional forward movement of a child's head and shoulders in the event of an accident.


        Nine Months Ended June 30, 1997 ("1997 nine months") as Compared to the Nine Months Ended June 30, 1996 ("1996 nine months")

NET SALES increased to $582.5 million in the 1997 nine months from $490.1 million for the 1996 nine months, an increase of $92.4 million or 18.9%. Spalding net sales increased $56.3 million in the 1997 nine months over the 1996 nine months. The July 1996 acquisition of Etonic contributed $49.4 million of the net sales increase at Spalding in the 1997 nine months. Top-Flite(R) golf ball sales were lower in the 1997 nine months due to high inventory levels at retailers and lower net sales in Japan and Europe. However, net sales of Strata(TM) golf balls remain strong. Range and custom golf ball net sales were higher in the 1997 nine months. Golf club and bag net sales advanced over the 1996 nine months as Top-Flite(R) tour irons with titanium inserts and Muscle(TM) shafts, and Intimidator(TM) drivers continue to gain consumer acceptance.

International net sales at Spalding declined 8.1% or $9.3 million in the 1997 nine months compared to the 1996 nine months. The decrease resulted from lower net sales of golf products in Japan and Europe, lower net sales in Australia from the discontinuation of the NBA clothing line in 1997; partially offset by increases of golf product net sales in Mexico, Southeast Asia, and Canada. Management anticipates net sales in Japan for fiscal 1997 to be lower than fiscal 1996 due to weak Japanese economic conditions and low consumer confidence levels coupled with the currency impact of a strong U.S. dollar.

Net sales at Evenflo increased 21.3% or $36.1 million to $205.7 million for the 1997 nine months compared to $169.6 million in the 1996 nine months. The April 1997 acquisition of Gerry Baby Products contributed $29.1 million of the net sales increase at Evenflo in the 1997 nine months. Other increases in Evenflo net sales for the comparable period were led by the Travel System(R) stroller, Phases(TM) high chair and play yards; partially offset by decreases in net sales of car seats and activity products. Net sales in Mexico and Canada are up $2.6 million over the prior year nine months but are partially offset by $0.5 million lower Far East net sales.

GROSS PROFIT increased to $189.3 million in the 1997 nine months from $174.3 million in the 1996 nine months, an increase of $15.0 million or 8.6%. As a percentage of sales, Company gross profit margins decreased to 32.5% for the 1997 nine months from 35.6% for the 1996 nine months. The decrease is primarily attributable to: (i) increased net sales of lower margin products, including golf clubs, golf shoes, strollers, high chairs, bath products, gates, and play yards, (ii) $1.3 million in purchase accounting effects of Gerry's inventory turnover, and (iii) increased manufacturing cycle time for Strata(TM) golf balls, and higher salary, utility, shipping and freight costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A") increased to $173.4 million for the 1997 nine months from $138.2 million for the 1996 nine months, an increase of $35.2 million or 25.5%. As a percentage of sales, SG&A expenses increased to 29.8% for the 1997 nine months from 28.2% for the 1996 nine months. Spalding's $28.7 million increase is primarily a result of: (i) the inclusion of Etonic golf shoes, (ii) $0.8 million of costs associated with obtaining the Etonic Canadian distribution rights in the 1997 first quarter, and (iii) higher advertising, promotion, salary, bad debt, research and development costs.

Evenflo had $6.5 million higher SG&A expenses in the 1997 nine months principally from, (i) the inclusion of Gerry Baby Products, and (ii) higher consumer corrective campaign costs, advertising, promotion, bad debts, wages, and fringe benefits.

1994 MANAGEMENT STOCK OWNERSHIP PLAN expense was $3.7 million in the 1996 nine months; however, such plan was terminated as part of the September 30, 1996, recapitalization and accordingly there was no such expense for the 1997 nine months.

INTEREST EXPENSE increased to $53.1 million in the 1997 nine months from $27.2 million in the 1996 nine months, an increase of $25.9 million. The increase is due principally to the issuance of $200 million of Notes and higher levels of borrowings under the Credit Facility in the 1997 nine months versus the 1996 nine months. The Company's average borrowings under the Notes, Credit Facility and certain non-U.S. borrowing arrangements for the 1997 nine months was $664 million compared to $350 million under the Company's borrowing arrangements then in effect during the 1996 nine months.

CURRENCY LOSS of $0.4 million for the 1997 nine months is $0.6 million lower than the $1.0 million currency loss in the 1996 nine months. See "Liquidity and Capital Resources."

INCOME TAX benefits for the 1997 nine months were $4.2 million (in relation to a loss before income taxes of $28.1 million) after giving effect to a $9.8 million charge to reflect a change in management's estimate of the Company's effective tax rate from 50% to approximately 15%. The change in the estimate of the effective tax rate is due to higher than expected losses by foreign subsidiaries for which no tax benefit is being recorded. The inability to assure a tax benefit on these losses, coupled with payment of certain foreign withholding taxes, results in a lowering of the effective tax rate when a loss occurs before income taxes.

NET LOSS is $23.8 million for the 1997 nine months compared to $6.6 million in net earnings for the comparable 1996 nine month period. The $30.4 million decrease in net earnings is a result of (i) higher interest expense associated with the Company's recapitalization and (ii) higher Spalding and Evenflo advertising, promotion, and other expenses, and (iii) Evenflo consumer corrective campaign costs; partially offset by (i) operating profit from the inclusion of Etonic golf shoes, net of $0.8 million in costs associated with obtaining the Etonic Canadian distribution rights, (ii) $0.6 million lower currency loss, (iii) $11.2 million higher tax benefit, and (iv) 1994 Management Stock Ownership Plan expenses in the 1996 nine months which do not recur in the 1997 nine months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated from operations and borrowings under the Credit Facility and certain non-U.S. credit facilities. The Company believes its business is somewhat seasonal. For fiscal 1996, quarterly net sales as a percentage of total sales were approximately 16%, 26%, 29%, and 29%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (10)%, 26%, 67%, and 17%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with draw downs from credit facilities have been invested in receivables and inventories.

For the 1997 nine months, the Company used $154.7 million in cash before financing activities to fund $61.5 million in operating activities, and invest $21.0 million in capital expenditures and $72.1 million in the acquisition of Gerry Baby Products. Cash usages in the 1997 nine months were funded from (i) $56.9 million in excess cash and cash equivalents at September 30, 1996, (ii) $89.8 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations, and
(iii) $7.9 million in proceeds from the issuance of common stock (net of repurchases) to certain key employees of the Company under the 1996 Stock Purchase and Option Plan for Key Employee of Evenflo & Spalding Holdings Corporation and Subsidiaries.

Net cash flow used by operating activities for the 1997 nine months is $61.5 million compared to $13.7 million in the 1996 nine months. The $47.8 million difference in cash flow from operating activities in the comparable quarters is due to $34.2 million in lower net earnings (as adjusted for depreciation and other non-cash expenses) and a $13.6 million increase in working capital attributable principally to (i) net working capital from the Etonic and Gerry Baby Products acquisitions, (ii) increased receivables from higher sales and Spalding incentive programs, (iii) higher inventory levels to support increased sales at Spalding and Evenflo; reduced by higher trade payables and bankers acceptances from increases in imported inventory levels.

Capital expenditures were $21.0 million for the 1997 nine months compared to $7.1 million in the 1996 nine months. Spalding capital expenditures were $5.0 million higher in the 1997 nine months, the majority of which was used to improve production equipment and begin a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts operations. Management estimates the multiphase project could amount to $23 million in total over two fiscal years with approximately $6.0 million expected to be expended in the last quarter of fiscal 1997. Capital expenditures at Evenflo are $8.9 million higher than the comparable 1996 nine months primarily from the expansion of its warehousing and shipping facilities in Piqua, Ohio. Evenflo estimates the expansion and facilities upgrade could amount to $11 million in fiscal 1997. Management anticipates approximately $2.0 million will be required in the last quarter of fiscal 1997 to complete the Piqua facility expansion, modernize distribution systems, and re-engineer assembly operations. As a result of this and other capital programs, management expects capital expenditures in the 1997 fiscal year to exceed those in the 1996 fiscal year.

On October 25, 1996, the shareholders of the Company approved the general terms of the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "Plan"). On January 27, 1997, the Company filed a Registration Statement on Form S-8 offering to certain key employees of the Company an aggregate of 7,484,556 shares of common stock, par value $.01 per share, including shares subject to options. In 1997 the Company has sold 1,645,238 shares and granted options for 5,118,646 shares under the Plan resulting in $8.2 million of proceeds.

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

On June 25, 1997, Strata exchanged all 1,641,742 shares of the 12 1/2%, $100 liquidation value preferred shares outstanding for common shares of the Company. The exchanged shares included the 1,500,000 preferred shares issued on September 30, 1996, plus 141,742 shares issued on June 25, 1997, in payment of $14.2 million in accrued preferred dividends. The exchange was effected by the issuance of 32,834,840 common shares at a price of $5 per share.

On July 15 ,1997, the Company's two primary shareholders invested an additional $49.0 million in 9,800,000 shares of common stock of the Company. The shareholders made the additional equity investment to partially fund the April 21, 1997, acquisition of Gerry Baby Products, and the proceeds were used to pay down short-term borrowings incurred in the acquisition.

On July 18, 1997, Evenflo announced its plan to consolidate the Gerry Baby Products operations located in Thornton, Colorado into Evenflo's other facilities. The Company intends to offer a severance package, including outplacement services, to the 400 affected Thornton employees. The Company has not decided on the parameters of the severance and accordingly, the Company cannot at this time estimate the size of the charge.

The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility and under credit facilities available to certain of the Company's non-U.S. facilities. At June 30, 1997, the Company had an available borrowing capacity of approximately $19.1 million (net of $116.4 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility. Proceeds from the July 15, 1997, equity investment were used to reduce borrowings under the Revolving Credit Facility which increases the available borrowing capacity by $49.0 million.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             *10.1         Asset Purchase agreement dated as of March 7, 1997,
                           by and among Gerry Baby Products Company, Gerry Wood
                           Products Company, as sellers, Huffy Corporation, and
                           Evenflo Company, Inc. as purchaser.
             *27.          Financial Data Schedule

         (b) Reports on Form 8-K

               None










*        Filed herewith.