Form 10-Q/A
period 1997-06-30
EVENFLO & SPALDING HOLDINGS CORP
filed 1997-08-07
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                 FORM 10-Q/A
                              (Amendment No. 1)

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


                                    Evenflo & Spalding Holdings Corporation
                                                    (Registrant)



Date: August 7, 1997                By:  /s/ W. Michael Kipphut
                                       ------------------------
                                         W. Michael Kipphut
                                         Vice President and Treasurer
                                         (a Principal Financial Officer and
                                         authorized signatory)