Form 10-K405
period 1997-09-30
EVENFLO & SPALDING HOLDINGS CORP
filed 1997-12-19
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                        Commission file number 333-14569


                     EVENFLO & SPALDING HOLDINGS CORPORATION
-----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                                                  59-2439656
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

        601 South Harbour Island Boulevard, Suite 200, Tampa, Florida                       33602-3141
-------------------------------------------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                                             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (813) 204-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
        Title of each class                      which registered

        None                                     None
        --------------------                     ------------------------

Securities registered pursuant to Section 12(g) of the Act:
        None
        ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes. [x] No.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares of the registrant's Common stock, par value $.01 per share, outstanding at December 15, 1997, was 96,885,075 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                     EVENFLO & SPALDING HOLDINGS CORPORATION
                             Form 10-K Annual Report


                                Table of Contents



Part I                                                                                                     Page
                                                                                                           ----
   Item 1       Business................................................................................    4
   Item 2       Properties..............................................................................   15
   Item 3       Legal Proceedings.......................................................................   17
   Item 4       Submission of Matters to a Vote of Security Holders.....................................   18

Part II
   Item 5       Market for Registrant's Common Equity and Related Stockholder Matters...................   19
   Item 6       Selected Financial Data.................................................................   20
   Item 7       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................   23
   Item 8       Financial Statements and Supplementary Data.............................................   34
   Item 9       Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure............................................................   61

Part III
   Item 10      Directors and Executive Officers of the Company.........................................   62
   Item 11      Executive Compensation..................................................................   65
   Item 12      Security Ownership of Certain Beneficial Owners and Management..........................   70
   Item 13      Certain Relationships and Related Transactions..........................................   72

Part IV
   Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   73

                                     PART I

ITEM 1:  BUSINESS

     Evenflo & Spalding Holdings Corporation (formerly E&S Holdings Corporation) and subsidiaries (the "Company") is a diversified, global manufacturer and marketer of branded consumer products serving the sporting goods and juvenile products markets under the primary trade names Spalding(R), Top-Flite(R), Etonic(R), Dudley(R), Evenflo(R), Gerry(R), and Snugli(R). The primary subsidiaries of the Company are Spalding & Evenflo Companies, Inc. ("S&E") and subsidiaries, of which Spalding Sports Worldwide ("Spalding") is a division, Etonic Worldwide Corporation ("Etonic") and Evenflo Company, Inc. ("Evenflo"), of which Gerry Baby Products Company ("Gerry") is a division. All references to fiscal year in this Form 10-K refer to the fiscal year ending on September 30 of each year. All references to market share and demographic data in this Form 10-K are based on industry publications and Company data.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements concerning the Company's operations, economic performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

GENERAL

     Spalding is one of the most recognized consumer product companies serving the sporting goods industry, and in 1996, sold more golf balls, basketballs and softballs than any other company in the U.S. Evenflo is one of the largest manufacturers in the juvenile products industry and is widely recognized by new mothers for high quality, safety-tested infant and juvenile products. In 1996, Evenflo held the number one market share in a number of juvenile product categories, including car seats, stationary activity products, breastfeeding products, gates, baths, soft and frame carriers and car seat/stroller travel systems. The Company markets its products in over 100 countries and had net sales of $827 million in fiscal 1997.

     Spalding was founded in 1876 by Hall of Fame baseball pitcher Albert G. Spalding and is one of the oldest, largest and best-known sporting goods companies in the world. Spalding produced the first official major league baseball in 1876 and the first basketballs and volleyballs in the 1890's. Additional early achievements were the first U.S.-made footballs, golf clubs, golf balls, tennis rackets and tennis balls. Spalding introduced the first "dimpled" golf ball in the United States in 1908; the first two-piece, solid golf ball in 1966, which today is the most commonly played type of ball; and the Surlyn cut-resistant golf ball cover in 1971. Spalding continues to focus on creating innovative new products and Spalding's products are endorsed by numerous leagues and players.

     Evenflo was established in 1920, and its early successes came from the development in 1935 of the modern nursing bottle nipple, which is held in place with a screw-on bottle cap, versus the then-standard nipples which were stretched over the bottle top. Evenflo has since developed a large number of innovative infant feeding products, including the first fully transparent baby bottle, the first decorated nursers, the first convertible (infant to toddler) car seat to pass applicable federal testing standards, and the first juvenile stationary activity product. Evenflo seeks to distinguish itself from its competitors by continually developing innovative, high quality products and offering them at competitive prices.

     In July 1996, the Company acquired the net assets of Etonic (the "Etonic Acquisition"), which manufactures and/or markets golf shoes, gloves and other golf accessories, as well as an established line of running and walking shoes.

     On September 30, 1996, the Company underwent a recapitalization (the "Recapitalization") under the Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") whereby Strata Associates L.P. ("Strata"), an entity organized by Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired control of the Company from Abarco N.V. ("Abarco"), the prior parent of the Company. For additional information on the Recapitalization, see Note A of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

     In April 1997, the Company acquired the net assets of Gerry (the "Gerry Acquisition"), which manufactures and/or markets specialty juvenile products including baby baths, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs, dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names.

     In November 1997, the Company acquired certain assets of the Ben Hogan Co. ("Hogan"), which manufactures and/or markets golf clubs, golf balls, and golf accessories.

SPALDING

     Spalding, with net sales of $530 million in fiscal 1997, is a leader in the $2.4 billion U.S. wholesale golf industry and in the $60 billion U.S. wholesale sporting goods industry, with some of the most widely recognized branded consumer product names such as Spalding(R), Top-Flite(R), Etonic(R) and Dudley(R). Spalding's brand names are currently featured on over 2,000 products with an emphasis on three primary categories: (i) golf products, (ii) sporting goods products, and (iii) licensed athletic products, including apparel and footwear. To broaden Spalding's line of golf products, in July 1996 the Company acquired Etonic's line of golf accessories and in November 1997 the Company acquired Hogan's line of golf clubs, balls, and accessories.

     For information on sales by industry segment and foreign and domestic operations and export sales, see Note S of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

Golf Products
     General. Golf products are Spalding's largest product category, generating worldwide net sales of $380 million in fiscal 1997, or approximately 72% of Spalding's total net sales. Spalding is the U.S. market share leader in the manufacture and marketing of golf balls, primarily under its Top-Flite(R) brand name, as well as an industry leader in introducing innovative new golf products. Spalding offers a comprehensive array of golf clubs, golf bags, golf shoes and other golf accessories. Spalding's golf products are endorsed by leading golf professionals including Lee Trevino, Payne

Stewart, Bill Glasson, Craig Stadler, Mark O'Meara, D. A. Weibring, Kelli Kuehne, and Chris Johnson. Spalding golf club products are played worldwide by over 100 touring golf professionals and many PGA club professionals.

     Golf Balls. Spalding was the leading manufacturer of golf balls in the $595 million U.S. wholesale market in 1996 and with worldwide net sales in fiscal 1997 of $218 million is a leader in the global golf ball market. Spalding currently markets its line of golf balls under numerous names including Top-Flite(R) Strata Tour(TM) and Top-Flite(R) Strata Advance(TM), Top-Flite(R) Aero(R), Top-Flite(R) Z-Balata(R), Top-Flite Magna(TM), Top-Flite XL(R) and Flying Lady(R). Spalding believes that its family of Top-Flite(R) golf balls has sold more golf balls than any other family of golf balls in the world. Spalding focuses its marketing efforts on pro shops, off-course golf specialty shops, sporting goods stores and other retail outlets where the Top-Flite(R) name is widely recognized. In addition, the Company seeks to increase sales to women, who represent one of the fastest growing segments of the golf market.

     Spalding believes that the golf ball market is highly receptive to new product development, and therefore, Spalding seeks to lead the industry in product innovation. Through its research and development efforts, Spalding has successfully introduced new lines of advanced performance golf balls in each of the last five years. Spalding also customizes its golf balls with customers' names or logos (a market which management believes to represent approximately 20% of the U.S. golf ball market).

     Golf Clubs. In fiscal 1997, sales of Spalding golf clubs generated $96 million in worldwide net sales. In 1996, U.S. wholesale sales of golf clubs were estimated at $1.3 billion. Spalding's strategy is to design golf clubs for men, women and seniors of all ability levels. Spalding pursues a pricing strategy that covers all price points, using its Top-Flite(R) and Spalding(R) brand names to satisfy the high performance and recreational/value segments of the market, respectively. Top-Flite Tour(R) irons have been widely used on the Senior Tour and the Company believes that the increased exposure of Top-Flite(R) golf products on professional tours has resulted in an increase in demand for Top-Flite(R) golf club products. The Company believes that the November 1997 Hogan acquisition will further enhance its offering of high quality golf clubs.

     Spalding irons incorporate technological and design features, such as perimeter weighting, graphite shafts under the Muscle(TM) trademark, titanium head inserts and Top-Flite's(R) patented stabilizer bar design. Through the use of computer-aided design and modeling software, Spalding is continually developing new golf club features. Spalding recently announced the addition to its club line of the Top-Flite(R) Intimidator 400(TM) fairway woods with a patented Spoiler(TM) sole. This followed the earlier introduction of the Top-Flite(R) Micro Groove(TM) putter to fill out the Top-Flite(R) golf club line.

     Golf Shoes and Accessories. Spalding also designs and markets golf shoes and accessories, including golf bags, club covers, tees, towels, sports luggage and hats. By acquiring Etonic in 1996, Spalding expanded and upgraded its line of golf products with Etonic golf shoes (which are ranked second in domestic market share) and Etonic golf gloves. Spalding had fiscal 1997 net sales of $66 million of golf shoes and accessories. In 1996, the U.S. wholesale market for golf accessories was approximately $535 million.

Sporting Goods Products
     The sporting goods products segment includes basketballs, a broad line of softball and baseball products, volleyballs, soccer balls and other sports products. Spalding's sporting goods products (other than golf) accounted for $150 million, or 28% of total Spalding's fiscal 1997 net sales.

     Basketballs. Spalding produced the first basketball in 1894 and is the market share leader in the estimated $100 million U.S. market for basketballs with $44 million of U.S. net sales of basketballs in fiscal 1997. Spalding's worldwide net sales of basketballs in fiscal 1997 were $63 million. Spalding is the exclusive official basketball of the NBA and WNBA and has used these endorsements, as well as the endorsement of other leagues and professional players, to gain worldwide market share in this product category. Spalding's NBA license extends through July 2001, while its WNBA license extends through September 1999. Internationally, the Spalding basketball is the official basketball of professional leagues and national teams in more than 25 basketball markets.

     Spalding continues to develop its leadership in the basketball market through innovative product designs such as the ZK-Composite(R) basketball and the Zi/O(R) indoor/outdoor basketball. Introduced in 1991, the ZK-Composite(R) basketball utilizes composite materials technology to offer excellent performance characteristics at lower price points than leather balls.

     Other Sports Products. Spalding markets a number of other sporting goods and sports related products serving baseball, softball, volleyball, soccer, football, tennis, racquetball, handball and other sports activities. Net sales of such items totaled $87 million in fiscal 1997, though no single product area accounted for more than 10% of the Company's revenues.

     Spalding's Dudley(R) brand is the leading supplier of softballs in the world. Spalding also sells a broad line of baseball products worldwide under the Spalding(R) name. In both softball and baseball, Spalding has focused resources on growing its share of the glove and high performance bat markets.

     Spalding produced the first volleyball in 1895 and today is a leading provider of volleyballs in the U.S. Spalding has the endorsement for volleyballs of the NCAA, the American Volleyball Association (AVA) and the California Beach Volleyball Association. Spalding's tennis racquets are endorsed by the Association of Tennis Professionals (ATP).

Licensing
     Spalding is one of the leading general sports brand licensors with over 100 licensees and sub-licensees worldwide. In exchange for royalty fees, Spalding grants licensees the exclusive right to use specified Spalding trademarks in product categories and geographical areas where Spalding does not enjoy competitive advantages as a manufacturer of sporting goods. The Spalding(R) and Top-Flite(R) brand names are licensed in over 45 product categories, including the Hakeem Olajuwon shoe line by Mercury International Trading Corp., one of the largest shoe companies in the world, and apparel lines by Mitsubishi Corporation in Japan and Sara Lee Corporation in the U.S. Other Spalding licensed products include sport bags and other accessories. Sales of licensed Spalding products totaled approximately $321 million in fiscal 1997, $139 million of which was in international markets.

     Spalding maintains quality control by inspecting licensed products to ensure that they meet Spalding's quality standards. Spalding believes that selectively licensing its brand names for use on quality products promotes greater consumer awareness of its name and increases its visibility in the marketplace. Spalding expects continued growth and market penetration through licensing of footwear, active apparel and accessories for all sports.

International
     Spalding sells or licenses its products in over 95 countries through approximately 100 independent distributors and 11 wholly-owned foreign subsidiaries and branches in Australia, Canada, Germany, Italy, Japan, Mexico, New Zealand, Spain, Sweden and the United Kingdom. Spalding's international sales were $143 million, or 27% of Spalding's net sales in fiscal 1997, due in large part to the popularity of golf and basketball outside the United States.

Sales, Marketing and Distribution
     Spalding sells its products directly to approximately 20,000 retailers, including pro shops and ranges, off-course golf specialty shops, sporting goods stores and mass merchants. The Company also markets to corporations for special events, the military and warehouse clubs and generates sales from catalogs. No single customer accounted for more than 10% of Spalding's worldwide net sales.

     Marketing for Spalding's golf and sporting goods products utilizes the endorsements of professional and amateur leagues and players. Spalding believes that endorsements by professional athletes and affiliations with sports organizations enhance Spalding's image and improve sales of its products.

     Spalding's golf marketing campaign incorporates all of its golf products and is intended to develop Top-Flite(R) as a global "megabrand" for performance grade golf products. In 1997 Spalding expanded its advertising campaign for premium golf products including the Top-Flite(R) Strata Tour(TM) golf ball and the Top-Flite(R) club line. Advertising, promotion and endorsement expenditures amounted to 14%, 12% and 12% of Spalding's net sales in fiscal 1997, 1996 and 1995, respectively.

Manufacturing, Product Procurement and Raw Materials
         The manufacture of Spalding products involves a number of highly specialized processes. Spalding manufactures golf balls, finishes custom golf balls and assembles most of its golf clubs at its own facilities. Spalding's primary manufacturing facility is located in Chicopee, Massachusetts and comprises approximately 700,000 square feet of manufacturing, office and distribution space. Additionally, Etonic produces a portion of its shoes at its facility in Richmond, Maine. Spalding believes that it is one of the lowest cost producers of golf balls in the world.

     Spalding utilizes third party manufacturers, located primarily in China, Thailand, Taiwan and other countries in Southeast Asia, to produce most of its non-golf ball products. Products and components representing approximately 57% of Spalding's net sales in fiscal 1997 were produced by such third-party manufacturers. No supplier accounted for products representing more than 10% of Spalding's fiscal 1997 net sales. Spalding believes it has alternative sources of supply for substantially all of the products currently produced by third party manufacturers.

     Sourced products are manufactured according to Spalding's strict quality control specifications. To assure the quality of its sourced products, the Company works closely with third-party manufacturers, emphasizing product reliability and performance standards and strict quality controls to which all producers must adhere. Spalding continually monitors its sourced products to ensure that they meet Spalding's quality standards. Certain of Spalding's third-party manufacturers produce only

Spalding products. In addition, Spalding jointly develops new products with certain of its suppliers as part of Spalding's increasingly global product development efforts. Spalding maintains a liaison office in Taiwan to assist in order expediting and quality control.

     The principal raw materials used by Spalding in the manufacture of its products include synthetic rubber, ionomers, metals, synthetic leathers, composite materials and other chemical compounds, as well as plastic, paper and cardboard in packaging. While all raw materials are purchased from outside sources, Spalding is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to the Company. Spalding has not experienced, and does not anticipate, any material shortages of sourced products or supplies used in manufacturing. Certain materials used in the production of golf balls are petroleum derivatives and are therefore sensitive to fluctuations in the price of oil.

Trademarks and Patents
     Spalding has proprietary rights to a number of trademarks which are important to its business, including Spalding(R), Top-Flite(R), Etonic(R) and Dudley(R). The Company actively guards against trademark infringement through legal and other measures.

     The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At September 30, 1997, Spalding owned 148 patents and had 123 applications pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect of the Company's business and results of operations.

Seasonality
     Spalding's business is seasonal, as many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. For fiscal 1997, Spalding's quarterly net sales as a percentage of its total net sales were approximately 14%, 27%, 30% and 29%, respectively, for the first through the fourth quarters of the fiscal year. In addition, for fiscal 1997, Spalding's quarterly income from operations as a percentage of its total income from operations was approximately (14%), 29%, 41% and 44%, respectively, for the first through fourth quarters of such fiscal year.

Competition
     The sporting goods industry is highly competitive. Spalding competes primarily on the basis of product features, brand recognition, quality and price. Spalding competes with numerous national and international companies which manufacture and distribute sporting goods and related equipment and sports apparel. Certain of Spalding's competitors offer types of sports equipment not sold by Spalding. Some of Spalding's competitors are larger and have substantially greater financial and other resources than the Company. Spalding competes in one or several individual market segments against competitors such as Acushnet Company (a subsidiary of Fortune Brands, Inc. the producer of Titleist, Footjoy and Cobra golf products), Callaway Golf Co., Karsten Manufacturing Corp. (producers of Ping golf products), Nike, Inc., Rawlings Sporting Goods Company, Inc., Taylor Made (a subsidiary of Adidas AG) and Wilson Sporting Goods Co. (a subsidiary of Amer Group Ltd.).

EVENFLO

     Evenflo, with net sales of $297 million in fiscal 1997, is a leader in the $2.1 billion U.S. market for juvenile and infant hardgood products, as well as a market leader in such products in several international markets. Evenflo, established in 1920, is one of the oldest and most recognized names in the infant and juvenile products industry, with a 97% brand awareness for infant feeding products among new mothers in the U.S. Evenflo brands, such as Evenflo(R), Gerry(R) and Snugli(R), currently appear on a wide variety of products, with emphasis on two principal categories: (i) juvenile furniture, which includes car seats, strollers, stationary activity products, play yards, high chairs, carriers, gates, cribs and mattresses, and (ii) infant feeding and baby care, which includes reusable and disposable nurser systems, breastfeeding aids, oral development items such as pacifiers, and other baby care accessories.

     For information on sales by industry segment and foreign and domestic operations and export sales, see Note S of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

Juvenile Furniture Products
     Evenflo is a leader in the $1.3 billion U.S. market for juvenile furniture products. Furniture operations generated fiscal 1997 sales of $232 million worldwide, or 78% of Evenflo's total net sales.

     Car Seats. Evenflo sold more juvenile car seats in the U.S. in 1996 than any other company. The U.S. juvenile car seat market was estimated at $211 million in 1996 and consists of infant car seats, convertible car seats and booster car seats. Evenflo sells products in each area and in fiscal 1997 had worldwide car seat net sales of $90 million.

     Evenflo's car seats offer features such as detachable bases, five-point harness systems, adjustable shields, removable pad and pillow inserts and the exclusive Carry Right(TM) handle which incorporates a uniquely curved shape designed for ease of carrying.

     Other Juvenile Furniture Products. Evenflo's sales of other juvenile furniture products amounted to $142 million in fiscal 1997 and included strollers, stationary activity products, high chairs, play yards, carriers, gates, cribs and mattresses. No single product area accounted for more than 10% of the Company's revenues.

     Evenflo has realized success in the stroller market with its On My Way Travel System(R), a car seat/stroller combination product. Evenflo believes this has provided Evenflo with a substantial opportunity because it has leveraged Evenflo's leadership position in car seats into a competitive advantage in strollers.

     Evenflo's strong market position in stationary activity products is the result of its Exersaucer(R) product line, a preferred alternative to traditional walkers. Additionally, Evenflo's Snugli(R) brand is virtually synonymous with infant carrier or "baby backpack" products, and Evenflo is by far the leader in this category.

Infant Feeding and Baby Care Products
     Evenflo is a leading competitor in infant feeding and baby care products and generated fiscal 1997 net sales of approximately $65 million worldwide. Infant feeding products consist of breast pumps and other breastfeeding products and reusable and disposable nurser systems. Baby care products consist of a wide range of accessories including pacifiers, cups, bibs, bath items and toilet trainers. Wholesale sales in this segment of the juvenile products market amounted to approximately $439 million in 1996.

     Evenflo's reusable nurser systems were the second best selling brand in the U.S. in 1996. Evenflo manufactures a full line of nursers, nipples and accessories at all price points. Evenflo also markets an entire line of disposable bottle-feeding items, including disposable bottle liners, nipples, holders and kits. Evenflo also maintained its number one position in 1996 in the U.S. breastfeeding market. Evenflo offers a complete line of breast pumps, including manual pumps for both reusable and disposable nursers, as well as battery and electric operated pumps. Evenflo also markets washable and disposable nursing pads.

     On many of its feeding and baby care products Evenflo utilizes its right to use the Disney Babies, Peter Rabbit & Friends, Paddington Bear and Precious Moments licensed characters in the United States, as well as in numerous international markets. Evenflo also uses its own line of characters in its Evenflo Babies collection.

International
     While births in the U.S. have been relatively flat in recent years, Evenflo has benefited from a trend of increased spending per child. Internationally, Evenflo has capitalized on higher birth rates as well as the adoption of mandatory automobile child restraint laws in certain international markets. Evenflo believes that higher birth rates, increasing income levels and the lowering of trade barriers in certain world markets present significant growth opportunities. Evenflo has had an international presence for over 50 years, selling its products in over 60 countries, with established subsidiaries in Canada, Mexico, and the Philippines, as well as a new subsidiary in France. To date, international operations for Evenflo have focused largely on infant feeding products and, in Canada, on juvenile furniture. International sales represented $43 million, or 14% of Evenflo's net sales, in fiscal 1997.

Sales, Marketing and Distribution
     Evenflo uses a sales force of 14 direct sales people, 32 manufacturer's representatives and 61 independent brokers to sell to over 2,000 mass merchants, supermarkets, drug stores, grocery stores, toy stores and other retail outlets. For fiscal 1997, the five largest customers of Evenflo represented approximately 60% of Evenflo's net sales with Toys "R" Us and Wal-Mart representing 23% and 16%, respectively, of net sales for such period. For fiscal 1996, the five largest customers of Evenflo represented approximately 51% of Evenflo's net sales with Toys "R' Us and Wal-Mart representing 19% and 15%, respectively, of net sales for such period. No other customer accounted for more than 10% of Evenflo's worldwide net sales.

     Marketing efforts are focused on building brand identity through advertising and packaging programs. Marketing programs are national in scope and primarily consist of print advertising, trade and consumer promotions and targeted sampling. Advertising and promotion expenditures amounted to approximately 5% of Evenflo's net sales in fiscal 1997, 1996 and 1995.

Manufacturing, Procurement and Raw Materials
     Evenflo currently maintains seven primary manufacturing and assembly plants. Facilities are located in Ohio, Georgia, Alabama and two in Mexico, while the Gerry Acquisition added facilities in Colorado and Wisconsin. Evenflo also operates distribution centers in the Philippines and Canada and is opening a new distribution center in France. Evenflo manufactures bottles and nipples and assembles certain infant feeding and baby care products primarily at its facilities in Canton, Georgia and Mexico City. Car seats, high chairs, mattresses and activity products are assembled at Evenflo's plant in Piqua, Ohio. Jasper, Alabama serves as a soft goods manufacturing feeder plant for the final assembly operations in Ohio. Evenflo's cribs are manufactured and assembled at a facility in Tijuana, Mexico. See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on capital expenditures.

     Gerry's primary manufacturing facility is located in Thornton, Colorado, while its wood products (such as gates and cribs) are produced at its plant in Suring, Wisconsin. Evenflo is currently in the process of transferring the Thornton administrative, manufacturing, and distribution operations to Canton and Piqua and expects to close the Thornton facility by the end of fiscal 1998.

     Evenflo's sourced products are manufactured according to its specifications by third-party manufacturers located within the U.S. and abroad, primarily in China, Thailand, Taiwan, Hong Kong and other Southeast Asian countries. Products representing 27% of Evenflo's net sales in fiscal 1997 were produced by such third party manufacturers and only one supplier accounted for products representing more than 10% of Evenflo's fiscal 1997 net sales (Lordship Industrial Co. accounted for products representing approximately 16% of Evenflo's fiscal 1997 net sales). Evenflo continually monitors its sourced products with a staff headquartered in Taiwan to ensure that products meet Evenflo's quality standards. Evenflo believes it has alternative sources of supply for most of the products currently produced by third party manufacturers.

     The principal raw materials used by Evenflo in the manufacture of its products include various plastic resins, natural and synthetic rubbers, textiles and corrugated paper, all of which are normally readily available. While all raw materials are purchased from outside sources, Evenflo is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to Evenflo. Evenflo does not anticipate any significant material shortages or price movements in its inputs.

Trademarks and Patents
     Evenflo has proprietary rights to a number of trademarks which are important to its business, including Evenflo(R), Gerry(R) and Snugli(R). The Company actively guards against trademark infringement through legal and other measures.

     The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At September 30, 1997, Evenflo owned 186 patents and had 50 applications pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Seasonality
     Evenflo's business is somewhat seasonal, based on the juvenile product buying patterns of Evenflo's major customers. For fiscal 1997, Evenflo's quarterly net sales as a percentage of its total net sales were approximately 17%, 21%, 32% and 30%, respectively, for the first through the fourth quarters of the fiscal year. In addition, for fiscal 1997, Evenflo's quarterly income from operations as a percentage of its total income from operations was approximately 5%, 27%, 32% and 36%, respectively, for the first through fourth quarters of such fiscal year.

Competition
     The markets for Evenflo's products are highly competitive and are characterized by the frequent introduction of new products, often accompanied by major advertising and promotional programs. Evenflo competes primarily on the basis of product quality, product features, price and brand name recognition. Evenflo competes with numerous national and international companies which manufacture and distribute infant feeding products and/or infant and juvenile furniture. Some of Evenflo's competitors are larger and have substantially greater financial and other resources than the Company. Evenflo's principal competitors include Century Products Company, Inc., Cosco Inc. (a subsidiary of Dorel Industries Inc.), The First Years, Inc., Fisher-Price (a division of Mattel, Inc.), Gerber Products Company (a subsidiary of Sandoz Ltd.), Graco Children's Products, Inc. (a subsidiary of Rubbermaid, Inc.), Johnson & Johnson, Playtex Products, Inc., and Safety 1st, Inc.

     Evenflo also competes with private label manufacturers, particularly in the reusable and disposable bottle and nipple markets. The Company believes that Evenflo has strong customer loyalty which has helped it compete with private label products.

RESEARCH AND DEVELOPMENT

     The Spalding research and development department consists of more than 70 scientists, engineers and technicians. Spalding introduced the first dimpled golf ball in the U.S., invented the first two-piece golf ball, developed and patented the blended Surlyn cut-resistant golf ball cover and in the fourth quarter of fiscal 1997 introduced the Top-Flite(R) Aero(R), Spalding's latest introduction in the premium golf ball market. Spalding has also introduced a number of golf club innovations, including one of the first titanium irons in the market. In addition, the popularity of Spalding's patented ZK-Composite(R) materials for basketballs has contributed to the number one market share in that market. Research and development expenditures amounted to 1.6%, 1.3% and 1.3% of Spalding's net sales in fiscal 1997, 1996 and 1995, respectively.

     Evenflo dedicates substantial resources to its product development efforts, including over 30 professionals in research and development. In addition to Evenflo's in-house professionals, outside sources are used for research and development, including individual designers/inventors, design houses, universities and engineering services. Each new product Evenflo develops is subjected to extensive evaluation to ensure it meets Evenflo's standards for quality and safety. Research and development expenditures amounted to approximately 1% of Evenflo's net sales in each of fiscal 1997, 1996 and 1995.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of certain materials, substances, and wastes and the remediation of environmental contaminants ("Environmental Laws") that continue to be adopted and amended. These Environmental Laws regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company; the remediation of environmental contamination; the release of toxic substances, pollutants and contaminants into the environment at properties operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to a transfer or sale (including certain facilities previously owned or operated by the Company). Risks of significant costs and liabilities are inherent in the Company's operations and facilities, as they are with other companies engaged in like businesses. The Company believes, however, that its operations are in substantial compliance with all applicable Environmental Laws.

     While historically the costs of environmental compliance have not had a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company, the Company cannot predict with certainty its future costs of environmental compliance because of continually changing compliance standards and technology. The Company expects that future regulations and changes in the text or interpretation of existing Environmental Laws may subject its operations to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

     The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at 16 sites under the federal "Superfund" statute and/or certain analogous state statutes. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for the costs of removal and/or remediation of those hazardous substances disposed on, in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed without regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. The Company estimates its liabilities with respect to such sites could approximate $0.6 million in the aggregate.

     Regulations resulting from the 1990 Amendments to the Clean Air Act (the "1990 Amendments") that will pertain to the Company's manufacturing operations are currently not expected to be promulgated for 3 to 5 years. The Company cannot predict the level of required capital expenditures resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments; however, the Company does not anticipate expenditures that will be required by such regulations to be material.

EMPLOYEES

     The Company's worldwide workforce consisted of approximately 4,470 employees as of September 30, 1997. Of the total number of employees, approximately 1,940 or 44% were employed by Spalding, and approximately 2,510 or 56% were employed by Evenflo.

     On July 18, 1997, Evenflo announced its plan to consolidate the Gerry operations located in Thornton, Colorado into Evenflo's other facilities. As a result, approximately 400 positions at the Thornton facility will be terminated by the end of fiscal 1998.

     At the Company's facilities, approximately 1,220 of the Company's employees (including approximately 240 in Gerry's Thornton, Colorado, facility) are represented under collective bargaining agreements, which agreements expire from 1998 through 2001. The Company does not anticipate any difficulty in extending or negotiating these agreements as they expire. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are anticipated.

ITEM 2:  PROPERTIES

     The Company's manufacturing and distribution facilities and U.S. sales operations are generally located on owned premises or leased premises. The Company conducts a significant portion of its international sales operations on leased premises, which have remaining terms generally ranging from two to five years. Substantially all leases contain renewal options pursuant to which the Company may extend the lease terms in increments of three to five years. The Company does not anticipate any difficulties in renewing its leases as they expire. The Company believes that its facilities are suitable for their present and intended purposes and are adequate for the Company's current and expected levels of operations.

     The following table sets forth information as of September 30, 1997 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                                                 OWNED/                SQUARE
LOCATION                          DESCRIPTION                                    LEASED                FOOTAGE
--------                          -----------                                    ------                -------

Spalding
     Chicopee, MA                 Manufacturing/Warehousing/Office                Owned                560,500
     Chicopee, MA                 Manufacturing/Warehousing/Office                Owned                110,725
     Gloversville, NY             Manufacturing/Warehousing/Office                Leased                80,000
     Gloversville, NY             Manufacturing/Warehousing/Office                Owned                 65,225
     Reno, NV                     Warehousing/Office                              Leased               157,000
     Brockton, MA                 Manufacturing/Warehousing/Office                Leased                15,000
     Richmond, ME                 Manufacturing                                   Owned                 61,000
     Clinton, CT                  Retail Outlet Store                             Leased                 3,254
     Sellersville, PA             Office                                          Leased                 1,200
     West Palm Beach, FL          Golf equipment test site                        Leased                   625
     Woodbridge, Ontario          Manufacturing/Warehousing/Office                Leased                85,000
     Australia                    Manufacturing/Warehousing/Office                Owned                 59,493
     Australia                    Warehousing/Office                              Leased                10,000
     Australia                    Warehousing/Office                              Leased                 3,875
     Australia                    Warehousing/Office                              Leased                 2,820
     Australia                    Warehousing/Office                              Leased                 2,260
     France                       Warehousing/Office                              Leased                10,549
     Germany                      Warehousing/Office                              Leased                 3,546
     Italy                        Warehousing/Office                              Leased                 8,396
     Japan                        Warehousing                                     Leased                14,203
     Japan                        Office                                          Leased                 5,578
     Mexico                       Warehousing/Office                              Leased                23,250
     New Zealand                  Warehousing/Office                              Leased                 9,297
     Spain                        Office                                          Leased                 2,690
     Sweden                       Warehousing/Office                              Leased                15,424
     Taiwan                       Office                                          Leased                 3,744
     United Kingdom               Warehousing/Office                              Leased                25,860
Evenflo
     Canton, GA                   Manufacturing/Warehousing/Office                Owned                293,500
     Piqua, OH                    Manufacturing/Warehousing/Office                Owned                347,400
     Piqua, OH                    Warehousing                                     Leased                74,060
     Piqua, OH*                   Warehousing                                     Leased                50,000
     Piqua, OH                    Office                                          Leased                10,000
     Sidney, OH                   Warehousing                                     Leased                84,375
     Sidney, OH                   Warehousing                                     Leased                44,000
     Suring, WI                   Manufacturing/Warehousing/Office                Owned                139,984
     Thornton, CO                 Manufacturing/Warehousing/Office                Leased               381,006
     Jasper, AL                   Manufacturing/Office                            Owned                103,000
     Jasper, AL                   Warehousing                                     Leased                73,000
     Mexico City, Mexico          Manufacturing/Warehousing/Office                Owned                 76,308
     Tijuana, Mexico              Manufacturing                                   Owned                 50,061
     Oakville, Ontario            Warehousing/Office                              Leased                26,780
     Philippines                  Office                                          Leased                 2,422
     Hong Kong                    Office                                          Leased                 1,730
     France                       Office                                          Leased                   900
     Taiwan                       Office                                          Leased                   700
Corporate
     Tampa, FL                    Office                                          Leased                 9,216

         * On October 3, 1997, the Company purchased this building which has 155,000 square feet (previously only 50,000 square feet were leased).

ITEM 3:  LEGAL PROCEEDINGS

     Due to the nature of its products, the Company has been engaged in, and will continue to be engaged in, the defense of product liability claims related to its products, particularly with respect to juvenile car seats and cribs. Such claims have caused the Company to incur material litigation and insurance expenses. Since 1987, approximately 135 product liability lawsuits have been brought against the Company, 100 of which related to juvenile car seats.

     Over the past ten policy periods (April 1, 1987 to March 30, 1997), reserves, out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for car seat claims (including damage awards, settlements, attorneys' fees and other related expenses) have averaged approximately $1.4 million per year, when allocated to the policy periods when the related injuries occurred, while the total reserves, out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for all product liability claims have averaged approximately $1.9 million per year, on a similar basis. From fiscal 1993 through fiscal 1997, the Company has incurred average annual costs for out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for all product liability claims of approximately $2.9 million. The increase in average costs for product liability claims from $1.9 million per year for the ten-year average to $2.9 million per year for the five-year average is due to an increase in the Company's insurance policy deductibles. The Company believes that it will incur average product liability claims of levels similar to the five year average for the next several years.

     Based on its experience with product liability claims, the amount of reserves established for product liability claims against it and the levels of insurance that it maintains, the Company believes that there are no product liability claims pending which would have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, due to the inherent uncertainty of litigation, it is possible that the Company may be subject to adverse judgments which could be substantial in amount and may not be covered by insurance or reserves. In addition, no assurance can be given that in the future a claim will not be brought against the Company which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     From time to time the Company also is involved in patent infringement actions. The Company believes that it is not presently a defendant or plaintiff in any patent infringement action, the outcome of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     In addition to such product liability and patent infringement claims, the Company is a party to various lawsuits arising in the ordinary course of business. None of these other lawsuits is believed to be material with respect to the business, assets and continuing operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders (through the solicitation of proxies or otherwise) during the last quarter of the fiscal year ended September 30, 1997.

                                    PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not registered under the Exchange Act and no trading market exists for such common stock. No dividends were paid on the Company's common stock in fiscal 1997. As of December 15, 1997, there were 76 holders of the Company's common stock.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data of the Company. The historical consolidated financial statements of the Company for the five fiscal years ended September 30, 1997 have been audited. The historical consolidated financial data for the three fiscal years ended September 30, 1997 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.



                                                                                YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA                                       1997         1996         1995         1994         1993
                                                               ----         ----         ----         ----         ----
Spalding net sales                                          $ 530,448      451,915      424,118      411,574      378,010
Evenflo net sales                                             296,743      237,165      210,039      171,533      158,234
                                                            ---------     --------     --------     --------     --------
Total net sales                                               827,191      689,080      634,157      583,107      536,244
Cost of sales (1)                                             565,959      452,037      407,334      370,328      342,276
                                                            ---------     --------     --------     --------     --------
Gross profit                                                  261,232      237,043      226,823      212,779      193,968
Selling, general and administrative expenses (2)              229,313      196,741      178,637      178,678      150,106
Royalty income, net                                           (14,109)     (14,339)     (13,514)     (12,789)      (9,328)
Restructuring costs (3)                                        12,001            0            0            0            0
1994 Management Stock Ownership Plan expense (4)                    0       20,828        1,130            0            0
Recapitalization costs (5)                                          0        7,700            0            0            0
Litigation settlement expense (6)                                   0            0        2,400            0            0
                                                            ---------     --------     --------     --------     --------
Income from operations                                         34,027       26,113       58,170       46,890       53,190
Interest expense, net                                          71,326       37,718       38,108       17,073        8,913
Currency loss (gain), net                                       1,236          775          381         (144)       2,238
                                                            ---------     --------     --------     --------     --------
Earnings (loss) before income taxes                           (38,535)     (12,380)      19,681       29,961       42,039
Income taxes (benefit)                                         (8,500)       9,300        8,683       11,938       18,000
                                                            ---------     --------     --------     --------     --------
Earnings (loss) before extraordinary loss and cumulative
  effect of accounting changes                                (30,035)     (21,680)      10,998       18,023       24,039
Extraordinary loss on early extinguishment of debt, net
   of $3,200 tax benefit                                            0       (5,987)           0            0            0
Cumulative effect of accounting changes (7)                         0            0            0            0       (9,620)
                                                            ---------     --------     --------     --------     --------
Net earnings (loss)                                           (30,035)     (27,667)      10,998       18,023       14,419

Other comprehensive earnings (loss) - currency
   translation adjustments net of tax expense (benefits) of
   $(285), $(239), $(662), $59, $(114)                           (819)         (43)      (1,269)         587       (3,547)
                                                            ---------     --------     --------     --------     --------


Comprehensive earnings (loss)                               $ (30,854)     (27,710)       9,729       18,610       10,872
                                                            =========     ========     ========     ========     ========

Ratio of earnings to fixed charges (8)(9)                          --           --         1.49x        2.61x        5.08x

                                                                                  AS OF SEPTEMBER 30,
                                                            ------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA                                              1997         1996        1995         1994       1993
                                                                ----         ----        ----         ----       ----
Working capital (deficiency)                                $ 130,076      169,551       88,124     (110,193)     61,079
Total assets                                                  771,845      690,761      536,261      508,022     404,231
Long-term debt (net of current portion)                       609,900      625,800      313,073      129,788     141,512
Shareholders' equity (deficiency) (10)                       (170,631)    (348,596)     (12,360)     (22,730)     67,698

---------------------
(1) Included in cost of sales are unusual charges of (i) $3.8 million in 1993 for the conversion of two Evenflo manufacturing facilities to distribution centers and for the closure of two Spalding softball manufacturing facilities, (ii) $1.6 million in 1996 as a result of expensing the increase to fair value of the Etonic inventories as of the date of the Etonic Acquisition, and (iii) $8.8 million in 1997 for the following items: (a) $2.8 million attributable to Evenflo manufacturing and warehouse reconfiguration, (b) $3.1 million inventory write-down resulting from a decision to discontinue the sale of certain Gerry products, (c) $1.3 million as a result of expensing the increase to fair value of the Gerry inventories as of the date of the Gerry Acquisition, and (d) $1.6 million inventory write-down resulting from a decision to discontinue the sale of certain products by certain Spalding international affiliates.

(2) In fiscal 1996, selling, general and administrative expenses included $17.6 million of the following unusual items: (i) $5.4 million in transaction bonus payments arising in connection with the Recapitalization, (ii) $5.6 million of expenses related to the completion of the Etonic Acquisition and consolidating the operations of Etonic with those of Spalding, (iii) $2.8 million of expenses incurred by the Company on behalf of its former parent, (iv) $2.3 million of accounts receivable charge-offs, as a result of the bankruptcy of two of its customers, (v) $1.2 million of costs to consolidate Evenflo's feeding and furniture operations, which were separately managed, into one entity, and (vi) $0.3 million of costs related to the relocation of the corporate office. In fiscal 1997, selling, general and administrative expenses included $4.3 million of the following unusual items: (i) $2.6 million of costs to consolidate Evenflo's feeding and furniture operations, (ii) $1.2 million in Gerry and other related acquisition costs, (iii) $0.8 million to purchase the Etonic Canadian distribution rights, (iv) $0.1 million accounts receivable write-offs, and (v) a partially offsetting $0.4 million from settlement of a 1996 Etonic computer software dispute.

(3) In fiscal 1997, the Company had $12.0 million of restructuring costs comprised of $9.6 million to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations and $2.4 million to restructure Spalding international operations. See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

(4) Represents compensation expense related to the increase in the estimated fair value of common stock of certain members of senior management through the 1994 Management Stock Ownership Plan which were redeemed in the Recapitalization.

(5) Represents non-capitalized expenses, such as legal, printing costs, and other professional fees and costs incurred in connection with the Recapitalization.

(6) In 1995 the Company settled an indemnification dispute involving an environmental matter of a former operation for $2.4 million.

(7) Effective October 1, 1992, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes." As of October 1, 1992, the Company recorded one-time charges against earnings in the form of cumulative effects of accounting changes of $4.8 million on an after-tax basis with respect to SFAS 106 and $4.8 million with respect to SFAS 109.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, extraordinary loss, cumulative effect of accounting changes, and other comprehensive earnings (loss) plus "fixed charges" (except that capitalized interest is to be excluded). "Fixed charges" consist of interest on all indebtedness, whether expensed or capitalized, amortization of deferred financing costs, and one-third of rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest.

(9) The deficiency of earnings to "fixed charges" for fiscal 1997 and 1996 was approximately $38.5 million and $12.4 million, respectively.

(10) Shareholders' equity (deficiency) as of September 30, 1994 reflects the acquisition of the Acquired Trademarks in May 1994 (see Note I to the Consolidated Financial Statements). Shareholders' equity (deficiency) as of September 30, 1996 reflects the Recapitalization of the Company as of that date (see Note A to the Consolidated Financial Statements). Shareholders' equity (deficiency) as of September 30, 1997 includes the effects of the exchange of all the Company's outstanding Preferred Stock for the Company's common stock (see Note L to the Consolidated Financial Statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth operating results of the Company for the periods indicated.


                                                                                              Year Ended September 30,
                                                                                        ----------------------------------
                                                                                               (Dollars in thousands)
                                                                                           1997         1996         1995
                                                                                           ----         ----         ----
Spalding net sales............................................................           $530,448      451,915      424,118
Evenflo net sales.............................................................            296,743      237,165      210,039
                                                                                         --------      -------      -------
Total net sales...............................................................            827,191      689,080      634,157
Cost of sales.................................................................            565,959      452,037      407,334
                                                                                         --------      -------      -------
Gross profit..................................................................            261,232      237,043      226,823
Selling, general and administrative expenses..................................            229,313      196,741      178,637
Royalty income, net...........................................................            (14,109)     (14,339)     (13,514)
Restructuring costs...........................................................             12,001            0            0
1994 Management Stock Ownership Plan expense..................................                  0       20,828        1,130
Recapitalization costs........................................................                  0        7,700            0
Litigation settlement expense from discontinued operations....................                  0            0        2,400
                                                                                         --------      -------      -------
Income from operations........................................................             34,027       26,113       58,170
Interest expense, net.........................................................             71,326       37,718       38,108
Currency loss, net............................................................              1,236          775          381
                                                                                         --------      -------      -------
Earnings (loss) before income taxes and extraordinary loss....................            (38,535)     (12,380)      19,681
Income taxes (benefit)........................................................             (8,500)       9,300        8,683
                                                                                         --------      -------      -------
Earnings (loss) before extraordinary loss.....................................            (30,035)     (21,680)      10,998
Extraordinary loss on early extinguishment of debt, net of $3,200 tax benefit                   0       (5,987)           0
                                                                                         --------      -------      -------
Net earnings (loss)...........................................................            (30,035)     (27,667)      10,998
Other comprehensive earnings (loss) - currency translation adjustment net
   of tax benefits of $(285), $(239), and $(662)..............................               (819)         (43)      (1,269)
                                                                                         --------      -------      -------
Comprehensive earnings (loss).................................................           $(30,854)     (27,710)       9,729
                                                                                         ========      =======      =======


                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                        (Percentage of total net sales)
                                                                                         1997       1996        1995
                                                                                         ----       ----        ----
Spalding net sales ..........................................................            64.1%      65.6%      66.9%
Evenflo net sales ...........................................................            35.9       34.4       33.1
                                                                                        -----      -----      -----
Total net sales .............................................................           100.0%     100.0%     100.0%
Cost of sales ...............................................................            68.4       65.6       64.2
                                                                                        -----      -----      -----
Gross profit ................................................................            31.6       34.4       35.8
Selling, general and administrative expenses ................................            27.7       28.6       28.2
Royalty income, net .........................................................            (1.7)      (2.1)      (2.1)
Restructuring costs .........................................................             1.5        0.0        0.0
1994 Management Stock Ownership Plan expense ................................             0.0        3.0        0.1
Recapitalization costs ......................................................             0.0        1.1        0.0
Litigation settlement expense from discontinued operations ..................             0.0        0.0        0.4
                                                                                         -----     -----      -----
Income from operations ......................................................             4.1        3.8        9.2
Interest expense, net .......................................................             8.6        5.5        6.0
Currency loss, net ..........................................................             0.2        0.1        0.1
                                                                                        -----      -----      -----
Earnings (loss) before income taxes and extraordinary loss ..................            (4.7)      (1.8)       3.1
Income taxes (benefits) .....................................................            (1.1)       1.3        1.4
                                                                                        -----      -----      -----
Earnings (loss) before extraordinary loss ...................................            (3.6)      (3.1)       1.7
Extraordinary loss on early extinguishment of debt, net of $3,200 tax benefit             0.0       (0.9)       0.0
                                                                                        -----      -----      -----
Net earnings (loss) .........................................................            (3.6)      (4.0)       1.7
Other comprehensive earnings (loss) - currency translation adjustment net
   of tax $(285), $(239), and $(662) ........................................            (0.1)       0.0       (0.2)
                                                                                        -----      -----      -----
Comprehensive earnings (loss) ...............................................            (3.7)%     (4.0)%      1.5%
                                                                                        =====      =====      =====

FORWARD LOOKING STATEMENTS

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the September 30, 1997, Form 10-K and related filings with the Securities and Exchange Commission.

YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997")
   COMPARED TO YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

     NET SALES. Net sales are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased to $827.2 million in fiscal 1997 from $689.1 million for fiscal 1996, an increase of $138.1 million or 20.0%.

     Spalding's net sales increased to $530.4 million for fiscal 1997 from $451.9 million for fiscal 1996, an increase of $78.5 million or 17.4%. Etonic, which was acquired in July 1996, contributed $57.4 million of the Spalding fiscal 1997 net sales increase. Results for fiscal 1997 include a full year of Etonic net sales while fiscal 1996 includes three months. On a pro forma basis, Etonic net sales increased 25.0% in fiscal 1997 over fiscal 1996. The Etonic growth is driven by innovative new product introductions of The Difference(R) and Dri-Lite(R) Softspikes(TM) golf shoes. Golf ball net sales were up 3% overall from fiscal 1996 led by a 48% increase in Top-Flite(R) Strata Tour(TM), Top-Flite(R) Strata Advance(TM) and Top-Flite(R) Aero(R) net sales to the premium on and off course channels, a 20% increase in custom balls, and a 17% increase in range balls; partially offset by decreases in net sales to off course channels where numerous retailers changed inventory management practices and reduced inventory levels. Golf club net sales accelerated in fiscal 1997, up 35% from continued strong demand for Spalding clubs, Top-Flite Tour(R) irons with titanium inserts and Muscle(TM) shafts, and Intimidator(TM) drivers. Basketball net sales were down 4% in fiscal 1997 principally due to the success of Space Jam(TM) basketball promotions in fiscal 1996. International net sales at Spalding declined 5.8% or $8.8 million in fiscal 1997 compared to fiscal 1996. The decrease resulted from lower net sales of golf products in Japan and Europe, and lower net sales in Australia from the discontinuation of the NBA clothing line by the Company's Australian subsidiary; the decrease is partially offset by increases of golf product net sales in Mexico, Southeast Asia, and Canada. Weaker currencies compared to the U.S. dollar negatively impacted fiscal 1997 net sales approximately $5.8 million compared to fiscal 1996. Management anticipates Japan fiscal 1998 net sales to be below fiscal 1997 net sales due to weak Japanese economic conditions, competitive conditions, and restructuring programs (see "Restructuring Costs").

     Evenflo's net sales increased to $296.7 million for fiscal 1997 from $237.2 million for fiscal 1996, an increase of $59.5 million or 25.1%. When compared to fiscal 1996, Evenflo net sales were flat after excluding the April 1997 Gerry Acquisition which contributed $60.3 million in net sales for the five months of fiscal 1997. Evenflo net sales of car seats, play yards, and activity products decreased from fiscal 1996 levels, principally from supplier product shortages, safety campaigns, and competitive pricing. Offsetting the decreases were 1997 net sales of strollers and high chairs which were up 74% and 27%, respectively, over the fiscal 1996 comparable period. Evenflo's international net sales were up $4.7 million compared to fiscal 1996 due primarily to higher Mexico feeding net sales, higher Canada feeding and stroller net sales, and increased export net sales.

     GROSS PROFIT. Gross profit is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing and procurement. The Company's gross profit increased to $261.2 million in fiscal 1997 from $237.0 million for fiscal 1996, an increase of $24.2 million or 10.2%. Gross margin declined to 31.6% in fiscal 1997 from 34.4% in fiscal 1996. Spalding's gross profit increased to $200.4 million in fiscal 1997 from $178.6 million in fiscal 1996, an increase of $21.8 million or 12.2%. Evenflo's gross profit increased to $60.8 million in fiscal 1997 from $58.4 million in fiscal 1996, an increase of $2.4 million or 4.1%.

     Spalding's gross margin declined to 37.8% in fiscal 1997 from 39.5% in fiscal 1996 principally due to (i) increased sales of products with lower margins such as golf clubs, golf bags, and golf shoes (as compared to golf balls), (ii) lower international net sales, (iii) $1.6 million in inventory write-downs resulting from a decision to discontinue the sale of certain products by certain international affiliates, (iv) increased manufacturing cycle time for multi-layer golf balls (Strata(TM)), and (v) higher wages, utility, shipping and freight costs.

     Evenflo's gross margin declined 4.1% to 20.5% in fiscal 1997 from 24.6% in fiscal 1996 principally due to (i) increased sales of lower margin Gerry products, strollers, and high chairs (as compared to car seats), (ii) $2.8 million in unusual costs associated with the re-engineering of its Piqua, Ohio operations, (iii) $3.1 million in inventory write-downs resulting from a decision to discontinue the sale of certain Gerry products, and (iv) $1.3 million in purchase accounting effects of Gerry's inventory turnover.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs, and professional fees. The Company's SG&A expenses increased to $229.3 million for fiscal 1997 from $196.7 million for fiscal 1996, an increase of $32.6 million or 16.6%. As a percentage of net sales, SG&A expenses decreased to 27.7% for fiscal 1997 from 28.6% for fiscal 1996.

     Spalding's SG&A expenses increased $28.0 million during fiscal 1997 as compared with fiscal 1996. As a percentage of net sales, SG&A expenses increased to 31.9% for fiscal 1997 from 31.3% for fiscal 1996. The increase in fiscal 1997 is principally due to (i) $9.0 million from the inclusion of Etonic for the full 1997 fiscal year compared to three months in fiscal 1996 (excluding advertising, promotion, and endorsement costs), (ii) $23.0 million in higher advertising, promotion, and endorsement costs, (iii) $0.8 million of unusual costs associated with obtaining the Etonic Canadian distribution rights, and (iv) $2.0 million in higher research and development costs; the increase is partially offset by (i) $5.2 million in fiscal 1996 expenses related to the completion of the Etonic acquisition which did not recur in fiscal 1997, (ii) $0.4 million in recovery from settlement of a 1996 Etonic computer software dispute, and (iii) $1.2 million in lower bad debts and other costs.

     Evenflo's SG&A expenses increased $10.9 million during fiscal 1997 as compared with fiscal 1996. As a percentage of net sales, SG&A expenses increased to 17.8% for fiscal 1997 from 17.6% for fiscal 1996. The fiscal 1997 increase is principally due to (i) $6.5 million for five months of Gerry expenses (excluding promotion costs) in fiscal 1997, (ii) $3.6 million in higher consumer corrective action campaign costs (in fiscal 1997, Evenflo incurred $4.4 million on four consumer corrective action campaigns on certain car seats and play yards), (iii) $2.6 million in unusual costs to consolidate certain operations that were previously managed separately, and (iv) $2.9 million in higher promotion costs; partially offset by (i) $2.7 million lower product liability expenses from a lower number of claims, and (ii) $2.0 million in lower bad debts and other costs.

     The corporate office had $6.3 million lower general, administrative, and unusual costs from (i) $5.4 million in unusual fiscal 1996 transaction costs which did not recur in fiscal 1997, (ii) $1.1 million in lower compensation, net of recruiting expenses, (iii) $0.4 million Etonic acquisition costs, and (iv) $0.6 million in lower other costs; partially offset by (i) $1.0 million in acquisition costs related to Gerry and other potential acquisition candidates, and (ii) $0.2 million in costs related to new equity investments in the Company

     ROYALTY INCOME. Royalty income is primarily from licensing Spalding's worldwide trademarks. Royalty income decreased to $14.1 million in fiscal 1997 from $14.3 million in fiscal 1996. The $0.2 million decrease was principally due to the weaker Japanese yen compared to the U.S. dollar.

     RESTRUCTURING COSTS. In fiscal 1997, the Company had $12.0 million of restructuring costs comprised of $9.6 million in Gerry restructuring costs and $2.4 million in Spalding international restructuring costs.

     In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. As a result, the Company accrued $9.6 million of restructuring costs consisting of (i) $4.1 million of severance costs for the Colorado employees, (ii) $2.6 million in shut-down costs of the Colorado facility, (iii) $1.3 million of computer conversion costs to preserve prior manufacturing information for future purposes, and (iv) $1.6 million of other costs. The Company has funded $1.3 million of the restructuring costs, leaving an accrual of $8.3 million as of September 30, 1997. The Company estimates it will incur approximately $1.8 million of additional unusual expenses in fiscal 1998 to complete its Gerry integration.

     In fiscal 1997, the Company implemented a plan to restructure Spalding international operations. As a result, the Company accrued $2.4 million of restructuring costs consisting of (i) $0.8 million of warehouse studies, consolidations, and lease terminations, (ii) $0.9 million of severance costs, and (iii) $0.7 million of other costs. The Company has funded $1.3 million of the restructuring costs, leaving an accrual of $1.1 million as of September 30, 1997. The Company estimates it will incur approximately $1.3 million of additional unusual expenses in fiscal 1998 to complete this restructuring program.

     INTEREST EXPENSE. Interest expense increased $33.6 million to $71.3 million in fiscal 1997 from $37.7 million for fiscal 1996. The increase is due principally to the issuance of $200 million of senior subordinated notes and higher levels of borrowings under the Credit Facility (as defined in "Liquidity and Capital Resources") in fiscal 1997 versus fiscal 1996. The Company's weighted average outstanding balances for fiscal 1997 was $679.0 million compared to $363.7 million under the Company's borrowing arrangements then in effect during fiscal 1996. Additionally, the Company's increased interest expense in fiscal 1997 over fiscal 1996 is attributable to $2.4 million in higher deferred financing costs amortization and an increase in the Company's average U.S. borrowing rate to 9.8% from 9.1% in fiscal 1996.

     CURRENCY LOSS. Currency loss of $1.2 million was $0.4 million higher in fiscal 1997 than fiscal 1996. See "Liquidity and Capital Resources."

     INCOME TAXES. Fiscal 1997 had an $8.5 million tax benefit which represents an effective income tax rate of 22% in relation to a loss before income taxes of $38.5 million. The inability to assure a tax benefit on losses from non-U.S. operations, coupled with payments of certain non-U.S. withholding taxes, resulted in a lower effective tax rate.

     NET LOSS. The Company recorded a net loss of $30.0 million for fiscal 1997 compared to a $27.7 million net loss for fiscal 1996. The primary variances were increases to earnings of (i) a $24.2 million increase in gross profit as a result of having a full year of Etonic net sales and five months of Gerry net sales, (ii) $20.8 million of 1996 expenses related to the 1994 Management Stock Ownership Plan, (iii) a $17.8 million increase in income tax benefits, (iv) $7.7 million of 1996 recapitalization costs, (v) $6.0 million of 1996 extraordinary loss on early extinguishment of debt, and offsetting decreases to earnings of
(i) a $33.6 million increase in interest expense from higher debt levels due to the Recapitalization, (ii) a $32.6 million increase in SG&A expenses principally from higher advertising, promotion and endorsement expenses, (iii) $12.0 million of 1997 restructuring costs, and (iv) a net increase of $0.6 million from a higher currency loss and lower royalty income.

     UNUSUAL COSTS. The Company's fiscal 1997 net loss includes $25.1 million of unusual costs compared to $45.5 million of unusual costs in fiscal 1996. The $25.1 million unusual costs in fiscal 1997 consist of (i) $12.0 million of restructuring costs, (ii) $8.8 million of unusual expenses in cost of sales and
(iii) $4.3 million of unusual expenses in SG&A expenses. See other items affecting historical EBITDA in "Liquidity and Capital Resources". The Company's fiscal 1996 unusual costs of $45.5 million includes (i) $20.8 million of 1994 Management Stock Ownership Plan expense, (ii) $11.0 million of unusual expenses in SG&A expenses, (iii) $7.7 million of Recapitalization expenses, and (iv) $6.0 million related to the extraordinary loss on early extinguishment of debt.

YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")
   COMPARED TO YEAR ENDED SEPTEMBER 30, 1995 ("FISCAL 1995")

     NET SALES. The Company's net sales increased to $689.1 million in fiscal 1996 from $634.2 million for fiscal 1995, an increase of $54.9 million or 8.7%. Spalding's net sales increased to $451.9 million for fiscal 1996 from $424.1 million for fiscal 1995, an increase of $27.8 million or 6.6%. Evenflo's net sales increased to $237.2 million for fiscal 1996 from $210.0 million for fiscal 1995, an increase of $27.2 million or 13.0%.

     The Etonic Acquisition increased Spalding's net sales by $14.8 million in fiscal 1996. Furthermore, Spalding experienced a 22.4% increase in fiscal 1996 net sales of golf clubs such as Top-Flite Tour(R) irons and Intimidator(R) drivers which continued to gain consumer acceptance as a result of advertising and on-course demonstrations by Spalding technical representatives. Spalding's net sales of golf balls and golf bags for fiscal 1996 were up $4.1 million over fiscal 1995 with the introduction of the Top-Flite(R) Strata(TM) and strong sales of the Top-Flite(R) Magna EX(TM) and Top-Flite(R) Hot XL(TM), despite a long winter and wet spring in the Northeast and Midwest. Basketball sales were up 9.2% over fiscal 1995 with the introduction of the Space Jam(TM) basketball and increased sales of ZK-Composite(R) basketball lines. However, sales of diamond sports products, such as softballs and gloves, were down 22.2% compared to fiscal 1995, partially due to the long winter and wet spring. Spalding's international net sales were down $2.9 million, or 1.9%, in fiscal 1996 compared to fiscal 1995. The decrease resulted from lower net sales in golf, basketball and court sports products in Japan, as well as lower NBA clothing net sales in Australia due to the discontinuation of the NBA clothing line and lower net sales of basketballs in Canada and Australia. This decrease was partially offset by strong golf ball and golf club net sales in Europe, Canada, Mexico and Southeast Asia.

     The net sales increase at Evenflo was principally due to a 22.7% increase in U.S. net sales of car seats when compared to fiscal 1995, as well as the impact of new product introductions, including the On My Way Travel System(TM) stroller, the Phases(TM) high chair, and the angled reusable nurser. Exersaucer(R) net sales decreased due to increased competition and lower production caused by manufacturing downtime to modify tooling for new Exersaucer(R) versions. Evenflo's international net sales were down $1.0 million compared to fiscal 1995 due primarily to increased car seat competition in Canada and lower net sales in the Philippines.

     GROSS PROFIT. The Company's gross profit increased to $237.0 million in fiscal 1996 from $226.8 million for fiscal 1995, an increase of $10.2 million or 4.5%. Gross margin declined to 34.4% in fiscal 1996 from 35.8% in fiscal 1995. Spalding's gross profit increased to $178.6 million in fiscal 1996 from $174.4 million in fiscal 1995, an increase of $4.2 million or 2.4%. Evenflo's gross profit increased to $58.4 million in fiscal 1996 from $52.4 million in fiscal 1995, an increase of $6.0 million or 11.5%.

     For fiscal 1996, Spalding's gross margin declined to 39.5% from 41.1% for fiscal 1995 as manufacturing efficiencies and lower material costs were more than offset by (i) lower international sales in Japan and Australia, (ii) the purchase accounting effects of Etonic's inventory turnover, and (iii) increased sales of products with a lower margin such as golf clubs, Etonic golf shoes and basketballs (as compared to golf balls). Evenflo's gross margin declined 0.2% during fiscal 1996 as compared with fiscal 1995 as a result of (i) lower selling prices of Exersaucer(R) and disposable nursers, (ii) lower international sales (which typically have higher gross margins), and (iii) a less favorable sales mix within the car seat line due to production tool repairs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $196.7 million for fiscal 1996 from $178.6 million for fiscal 1995, an increase of $18.1 million or 10.1%. As a percentage of sales, SG&A expenses increased to 28.6% for fiscal 1996 from 28.1% for fiscal 1995.

     Spalding's SG&A expenses increased $7.0 million during fiscal 1996 as compared with fiscal 1995 as a result of (i) $3.7 million higher advertising and selling expenses, (ii) $3.3 million in SG&A expenses at Etonic, and (iii) $1.7 million increase in the allowance for doubtful accounts. These increases in SG&A expenses were partially offset by $1.7 million of lower employee benefit costs and other expenses.

     Evenflo had $1.2 million higher SG&A expenses in fiscal 1996. The increase was comprised of (i) $2.3 million increase in allowance for doubtful accounts and (ii) $3.2 million higher advertising, promotion, consolidation expenses and other costs. These expense increases were partially offset by (i) $2.0 million lower product liability costs, (ii) $1.2 million of expense in fiscal 1995 relating to a consumer corrective action on pacifiers which did not recur in fiscal 1996, and (iii) $1.1 million lower expenses in Mexico and Canada due to reduced marketing activities in these countries.

     The corporate office had $0.3 million lower general and administrative expenses in fiscal 1996 primarily from lower compensation, employee benefit and other costs. Fiscal 1995 includes $0.7 million minority interest.

     In fiscal 1996, the Company incurred additional unusual charges of (i) $5.4 million in transaction bonus payments in connection with the Recapitalization and (ii) $5.6 million of expenses related to the completion of the Etonic Acquisition and consolidating the operations of Etonic with those of Spalding.

     ROYALTY INCOME. Royalty income increased to $14.3 million in fiscal 1996 from $13.5 million in fiscal 1995. The $0.8 million increase was principally due to higher royalty income from Spalding branded footwear and apparel licensees. Fiscal 1996 royalty income from the new Sara Lee apparel Spalding license exceeded the royalty income from discontinued fiscal 1995 apparel licenses.

     1994 MANAGEMENT STOCK OWNERSHIP PLAN. Expenses related to the Company's 1994 Management Stock Ownership Plan increased to $20.8 million for fiscal 1996 from $1.1 million for fiscal 1995, an increase of $19.7 million. 1994 Management Stock Ownership Plan expense represents compensation expense related to the increase in the fair value of common stock of Spalding & Evenflo Companies, Inc. held by certain members of senior management which were purchased by the Company in connection with its September 30, 1996 Recapitalization.

     RECAPITALIZATION COSTS. In fiscal 1996, the Company incurred $7.7 million in non-capitalized expenses such as legal, printing costs and other professional fees and costs incurred in connection with the Recapitalization.

     INTEREST EXPENSE. Interest expense decreased to $37.7 million for fiscal 1996 from $38.1 million for fiscal 1995, a decrease of $0.4 million or 1.0%. The decrease was a result of $3.3 million in lower interest attributable principally to a decrease in the Company's average U.S. borrowing rate from 10.1% for fiscal 1995 to 9.1% for fiscal 1996, partially offset by $2.0 million in interest on higher average worldwide borrowings and $0.9 million in interest on the promissory notes issued in the Etonic Acquisition.

     CURRENCY LOSS. Currency loss of $0.8 million was $0.4 million higher in fiscal 1996 than fiscal 1995. See "Liquidity and Capital Resources."

     EXTRAORDINARY LOSS. The extraordinary loss on early extinguishment of debt relates to a $9.2 million pretax ($6.0 million after-tax) write-off of deferred financing costs relating to the Company's previous U.S. secured credit agreement which was repaid and canceled in connection with the Recapitalization.

     NET EARNINGS. The Company recorded a net loss of $27.7 million for fiscal 1996 compared to $11.0 million in net earnings for fiscal 1995. The decrease in earnings from fiscal 1995 was a result of (i) $19.7 million increase in 1994 Management Stock Ownership Plan expenses relating to the purchase of management shares as a result of the Recapitalization, (ii) $5.4 million in transaction bonus payments, (iii) $7.2 million of expenses related to the Etonic Acquisition, (iv) $7.7 million of Recapitalization expenses, (v) $0.4 million in higher currency losses, (vi) $0.6 million in higher taxes, and (vii) $6.0 million extraordinary loss on early extinguishment of debt in fiscal 1996, reduced by (i) $4.8 million increase in earnings from operations, (ii) $0.4 million in lower interest expense, and (iii) $2.4 million litigation expense which occurred in fiscal 1995 only.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL. Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and proceeds from issuance of common stock. The Company's business is seasonal. For fiscal 1997, quarterly net sales as a percentage of total sales were approximately 15%, 25%, 30%, and 30%, respectively, for the first through the fourth quarters of the fiscal year. In addition, for fiscal 1997 quarterly income from operations as a percentage of total income from operations was approximately (13)%, 29%, 40%, and 44%, respectively, for the first through fourth quarters of such fiscal year. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and inventories.

     In 1997, operating activities used $31.5 million of net cash while 1996 and 1995 generated cash flow from operating activities of $32.0 million and $16.6 million, respectively. The reduction in cash flow from operating activities in the 1997 fiscal year compared to the 1996 fiscal year was $30.2 million excluding $33.3 million in unusual one-time fiscal 1996 non-cash items ($20.8 million 1994 Management Stock Ownership Plan expense, $3.3 million write-off of Etonic assets, and $9.2 million extraordinary loss on early extinguishment of debt). The $30.2 million decrease was due to $6.5 million in lower net earnings (as adjusted for depreciation and other non-cash items exclusive of the $33.3 million in unusual fiscal 1996 one-time non-cash items) and a $23.7 million increase in working capital attributable principally to (i) higher receivables from increased sales of golf products in the fourth quarter of 1997 and a U.S. federal income tax receivable from a net operating loss carryback, and (ii) higher golf product inventory levels at Spalding and component product inventory at Evenflo; the increase was reduced by higher trade payables and banker acceptances from increased imported inventory levels as well as increased accruals from restructuring costs.

     The $15.4 million increase in cash flow from operating activities in fiscal 1996 compared to fiscal 1995 was due to a $19.5 million decrease in working capital offset by $4.1 million in lower net earnings (as adjusted for depreciation and other non-cash expenses.)

     Capital expenditures for fiscal 1997 were $35.1 million compared with $19.5 million in fiscal 1996 and $15.4 million in fiscal 1995. Capital expenditures were used primarily for new product introductions and to upgrade existing production equipment. Capital expenditures for fiscal 1996 included a program to expand golf ball production. Capital expenditures for fiscal 1997 included major projects at Spalding and Evenflo. Spalding began a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts operations in May 1997. Management estimates the multiphase project could amount to approximately $23 million in total capital expenditures over two fiscal years with $8.5 million expended in fiscal 1997. Evenflo's fiscal 1997 capital expenditures of $20.9 million included $12.6 million to expand and upgrade its warehousing and shipping facilities, modernize distribution systems, and re-engineer assembly operations at its Piqua, Ohio operations. Capital expenditures in fiscal 1998 may exceed the average of the previous two fiscal years principally as a result of the continuation of the Spalding project described above and approximately $7.0 million in land, building, and equipment at Evenflo's Piqua, Ohio, and Canton, Georgia, facilities to accommodate the closing of Gerry's Thornton, Colorado facility.

     On April 21, 1997, Evenflo acquired the net assets of Gerry for a purchase price of $68.7 million. The purchased net assets consisted of the following (dollars in millions):

                Receivables                                    $ 21.1
                Inventories                                      20.0
                Property, plant and equipment                    14.3
                Intangible assets                                26.8
                Other assets                                      0.1
                                                               ------
                Total                                            82.3
                Accounts payable                                (10.2)
                Accrued expenses                                 (3.4)
                                                               ------
                Net assets purchased                           $ 68.7
                                                               ======



     The Company's principal sources of liquidity will come from cash flow generated from operations, borrowings under the $250 million revolving credit facility and non-U.S. subsidiaries (the majority of which are guaranteed by the Company). The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 1997, the Company had an available borrowing capacity of $101.5 million (net of $121.1 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company has $17.5 million required amortization of Term Loans on September 30, 1998 ($15.0 million Term Loan A, $1.0 million Term Loan B, $1.0 million Term Loan C and
$0.5 million Term Loan D).

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for fiscal 1997 (dollars in thousands):


                                                                          Historical Cash Flow
                                                                       net cash provided by(used in)
                                                              ------------------------------------------------
                                              Other items
                          Historical     affecting historical    Operating        Investing         Financing
                           EBITDA               EBITDA           activities       activities        activities
                           ------               ------           ----------       ----------        ----------
      Spalding             $53,572              4,545              32,687           (14,143)        (36,152)
      Evenflo                8,261             19,349               4,577           (89,579)         81,794
      Corporate             (7,273)             1,218             (68,737)               --          19,423
                           -------            -------            --------         ---------         -------
      Consolidated         $54,560             25,112             (31,473)         (103,722)         65,065
                           =======            =======            ========         =========         =======

     Spalding. Spalding's historical EBITDA included $4.5 million of unusual costs consisting of (i) $2.4 million to restructure its international operations, (ii) $1.7 million write-down of discontinued international inventory and related accounts receivables, (iii) $0.8 million to purchase its Etonic Canadian distributor rights, and (iv) an offsetting recovery of $0.4 million from settlement of a 1996 Etonic computer software dispute. The Company estimates it will incur approximately $1.3 million of additional unusual expenses in 1998 to complete its international restructuring program.

     Evenflo. Evenflo's historical EBITDA was adversely affected by $19.4 million of unusual costs consisting of (i) $9.6 million costs to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations, (ii) $3.1 million write-down of Gerry inventory related to products that have been discontinued, (iii) $1.3 million due to purchase accounting effect attributable to Gerry's inventory turnover, (iv) $2.6 million costs to consolidate certain of its operations that were previously managed separately, and (v) $2.8 million attributable to the manufacturing and warehouse reconfiguration. The Company estimates it will incur approximately $1.8 million of additional unusual expenses in 1998 to complete its Gerry integration.

     Corporate. Corporate incurred $1.2 million of unusual costs adversely affecting historical EBITDA consisting of $1.0 million Gerry and other acquisition costs and $0.2 million of costs related to new equity investments in the Company.

     The Company does not believe that its historic net loss in fiscal 1997 and fiscal 1996 is indicative of a current or a future inability to service its debt. The Company expects cash flows from operations to improve in future periods through the implementation of its business strategies, although there can be no assurance as to the success of such strategies.

     FINANCINGS. The September 30, 1996, Financings include (i) $650 million under the credit facilities comprised of a $400 million term loan facility and a $250 million revolving credit facility (the "Credit Facilities"), (ii) $200 million of notes, (iii) $150 million of preferred stock which was exchanged for common shares on June 25, 1997, and (iv) a $221 million equity investment. The proceeds from the credit facilities, notes, preferred stock and equity investment were used to effect the Recapitalization and pay fees and expenses in connection therewith.

     On June 25, 1997, Strata exchanged all the Company's outstanding preferred stock (liquidation value of $164.2 million) for 32,834,840 additional shares of the Company's common stock at an exchange price of $5.00 per common share.

     The Stock Purchase and Option Plan for key employees of Evenflo & Spalding Holdings Corporation and subsidiaries ("1996 Employee Stock Ownership Plan") consists of an aggregate of 9,800,000 shares of common stock, which may be sold or granted as options to key employees of the Company. In 1997 the Company sold 2,020,238 shares for proceeds of $10.1 million and granted 6,431,146 common share options at the $5.00 per share fair market value. As of September 30, 1997 there are 1,348,616 aggregate unissued shares and options and no options were exercisable; however, options for 1,023,729 common shares became exercisable on October 1, 1997.

     On July 15, 1997, a Strata affiliate invested $45.6 million and Abarco invested $3.4 million for 9,800,000 additional shares of the Company's common stock at a price of $5.00 per common share. The additional equity investment was made to partially fund the April 21, 1997, Gerry Acquisition, and the proceeds were used to pay down revolver borrowings incurred in the acquisition.

     CURRENCY HEDGING. In fiscal 1997, approximately 19% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to six month transaction exposures from U.S. dollar purchases made by its non-U.S. operations. As of September 30, 1997, forward exchange contracts outstanding totaled $9.4 million.

     INFLATION. Inflation has not been material to the Company's operations within the periods presented.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----
Independent Auditors' Report............................................................................       35
Statements of Consolidated Earnings (Loss) and Comprehensive Earnings (Loss)
   for the years ended September 30, 1997, 1996, and 1995...............................................       36
Consolidated Balance Sheets as of September 30, 1997 and 1996...........................................       37
Statements of Consolidated Cash Flows for the years ended September 30,
   1997, 1996, and 1995.................................................................................       38
Statements of Consolidated Shareholders' Equity (Deficiency) for the years ended
   September 30, 1997, 1996, and 1995...................................................................       39
Notes to Consolidated Financial Statements..............................................................       40

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Evenflo & Spalding Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Evenflo & Spalding Holdings Corporation (formerly E&S Holdings Corporation) and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related statements of consolidated earnings (loss) and comprehensive earnings (loss), of cash flows and of shareholders' equity (deficiency) for each of the three fiscal years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 130 by presenting the Company's comprehensive earnings (loss) for each of the three fiscal years in the period ended September 30, 1997.




DELOITTE & TOUCHE LLP

Tampa, Florida
November 7, 1997

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS (LOSS) AND COMPREHENSIVE EARNINGS (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(DOLLAR AMOUNTS IN THOUSANDS)


                                                               1997         1996          1995
                                                            ---------     --------     --------
NET SALES                                                   $ 827,191      689,080      634,157

     Cost of sales                                            565,959      452,037      407,334
                                                            ---------     --------     --------

GROSS PROFIT                                                  261,232      237,043      226,823

     Selling, general and administrative expenses             229,313      196,741      178,637
     Royalty income, net                                      (14,109)     (14,339)     (13,514)
     Restructuring costs                                       12,001            0            0
     1994 Management Stock Ownership Plan expense                   0       20,828        1,130
     Recapitalization costs                                         0        7,700            0
     Litigation settlement expense                                  0            0        2,400
                                                            ---------     --------     --------

INCOME FROM OPERATIONS                                         34,027       26,113       58,170

     Interest expense, net                                     71,326       37,718       38,108
     Currency loss, net                                         1,236          775          381
                                                            ---------     --------     --------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY LOSS                                       (38,535)     (12,380)      19,681

     Income taxes (benefit)                                    (8,500)       9,300        8,683
                                                            ---------     --------     --------

EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS                     (30,035)     (21,680)      10,998

     Extraordinary loss on early extinguishment of debt,
       net of $3,200 tax benefit                                    0       (5,987)           0
                                                            ---------     --------     --------

NET EARNINGS (LOSS)                                           (30,035)     (27,667)      10,998

     Other comprehensive earnings (loss) - currency
       translation adjustments net of tax benefits of
       $(285), $(239) and $(662)                                 (819)         (43)      (1,269)
                                                            ---------     --------     --------

COMPREHENSIVE EARNINGS (LOSS)                               $ (30,854)     (27,710)       9,729
                                                            =========     ========     ========


See accompanying Notes to Consolidated Financial Statements.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS                                                                          1997           1996
------                                                                          ----           ----
CURRENT ASSETS
Cash                                                                           $   5,168       75,298
Receivables, less allowance of $3,941 and $4,373                                 243,571      192,999
Inventories                                                                      157,512      109,171
Deferred income taxes                                                             13,860       11,952
Other                                                                              8,955        4,704
                                                                               ---------     --------
         TOTAL CURRENT ASSETS                                                    429,066      394,124
Property, plant and equipment, net                                               110,195       78,334
Intangible assets, net                                                           154,123      131,708
Deferred income taxes on acquired non-U.S. trademarks                             45,518       49,432
Deferred financing costs                                                          29,594       34,231
Other                                                                              3,349        2,932
                                                                               ---------     --------
         TOTAL ASSETS                                                          $ 771,845      690,761
                                                                               =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
CURRENT LIABILITIES
Non-U.S. bank loans                                                            $  17,674       13,028
Current maturities of long-term debt                                              17,500            0
Accounts payable                                                                 183,657      141,708
Accrued expenses                                                                  79,348       69,131
Income taxes                                                                         811          706
                                                                               ---------     --------
         TOTAL CURRENT LIABILITIES                                               298,990      224,573
Long-term debt                                                                   609,900      625,800
Deferred income taxes                                                             10,614       16,339
Pension                                                                           12,327       11,753
Postretirement benefits                                                            8,910        8,750
Other                                                                              1,735        2,142
                                                                               ---------     --------
         TOTAL LIABILITIES                                                       942,476      889,357

COMMITMENTS AND CONTINGENCIES (NOTES N, O, P, AND Q)

PREFERRED STOCK - AT LIQUIDATION VALUE                                                 0      150,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.01 par value, 150,000,000 and 100,000,000 shares authorized
  and 94,655,078 and 50,000,000 shares outstanding                                   947          500
Paid-in capital                                                                  431,780      223,125
Retained earnings (deficit)                                                     (599,067)    (568,749)
Accumulated other comprehensive earnings (loss) - currency
  translation adjustments                                                         (4,291)      (3,472)
                                                                               ---------     --------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                (170,631)    (348,596)
                                                                               ---------     --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)               $ 771,845      690,761
                                                                               =========     ========

See accompanying Notes to Consolidated Financial Statements.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(DOLLAR AMOUNTS IN THOUSANDS)

INCREASE (DECREASE) IN CASH                                                        1997         1996            1995
---------------------------                                                        ----         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                            $ (30,035)      (27,667)        10,998
Adjustments to reconcile net earnings to net cash provided (used)
  by operating activities:
     Depreciation                                                                 16,884        13,904         11,846
     Intangibles amortization                                                      4,885         6,423          6,441
     Deferred income taxes                                                        (3,719)        4,550          3,037
     Deferred financing cost amortization                                          4,637         2,266          2,225
     1994 Management Stock Ownership Plan expense                                      0        20,828          1,130
     Write-off of Etonic assets                                                        0         3,300              0
     Extraordinary loss on early extinguishment of debt                                0         9,187              0
     Other                                                                           734           443          1,651
                                                                               ---------      --------       --------
              Subtotal                                                            (6,614)       33,234         37,328
     Receivables                                                                 (29,455)      (24,793)       (11,393)
     Inventories                                                                 (28,338)       (4,747)        (9,789)
     Current liabilities, excluding bank loans                                    38,592        30,818          2,761
     Other                                                                        (5,658)       (2,488)        (2,297)
                                                                               ---------      --------       --------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (31,473)       32,024         16,610

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (35,070)      (19,546)       (15,381)
Payment to purchase net assets of Gerry                                          (68,652)            0              0
Acquisition of non-U.S. trademarks from affiliate                                      0        (5,135)             0
                                                                               ---------      --------       --------
              NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (103,722)      (24,681)       (15,381)
                                                                               ---------      --------       --------
              NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES              (135,195)        7,343          1,229

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreements                                                     0       600,000        320,000
Net borrowings under revolving credit loan                                         1,600        25,800              0
Repayments under prior credit agreements                                               0      (320,000)      (274,645)
Net borrowings (repayments) of other indebtedness                                  4,646        (2,414)         1,769
Repayment of Etonic notes                                                              0       (54,043)             0
Payment of new credit agreement financing costs                                        0       (34,231)       (13,500)
Proceeds from issuance of preferred stock                                              0       150,000              0
Proceeds from issuance of common stock                                            59,102       221,000              0
Repurchase of common stock                                                          (283)     (524,150)             0
1994 Management Stock Ownership Plan:
     Repurchase of shares outstanding                                                  0       (28,219)             0
     Collection of management notes receivable                                         0         6,889              0
Additional capital contribution                                                        0         1,219              0
Affiliate payable                                                                      0             0        (17,707)
                                                                               ---------      --------       --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   65,065        41,851         15,917
                                                                               ---------      --------       --------

CASH -  net change                                                               (70,130)       49,194         17,146
        beginning of period                                                       75,298        26,104          8,958
                                                                               ---------      --------       --------
        end of period                                                          $   5,168        75,298         26,104
                                                                               =========      ========       ========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                  $  53,163        35,677         35,535
Income taxes paid                                                                  2,332         3,385          6,072
Non-cash exchange of preferred stock for common stock                            164,174             0              0
Non-cash preferred stock dividend                                                 14,174             0              0
Non-cash acquisition of Etonic net assets                                              0        54,043              0
Non-cash acquisition of non-U.S. trademarks                                            0             0         14,293
Non-cash accrual of 1994 Management Stock Ownership Plan expense                       0             0          1,130

See accompanying Notes to Consolidated Financial Statements.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                                  Accumulated
                                                                                     other
                                                                      Retained   comprehensive
                                                Common    Paid-in      earnings    earnings
                                                stock     capital     (deficit)     (loss)       Total
                                                -----     -------     ---------     ------       -----

September 30, 1994                              $   2       53,898      (74,470)    (2,160)     (22,730)

Net earnings for the year                           0            0       10,998          0       10,998
Currency translation adjustments                    0            0            0     (1,269)      (1,269)
Other                                               0            0          407        234          641
                                                -----     --------     --------     ------     --------
September 30, 1995                                  2       53,898      (63,065)    (3,195)     (12,360)

Net earnings (loss) for the year                    0            0      (27,667)         0      (27,667)
Issuance of common stock                            1      220,999            0          0      221,000
Repurchase of common stock:
  Cash and initial purchase price adjustment       (2)     (52,492)    (471,656)         0     (524,150)
  Realco promissory note carrying value             0            0       (8,388)         0       (8,388)
  Realco common stock carrying value                0            0        1,711          0        1,711
Common stock split                                499         (499)           0          0            0
Additional capital contribution                     0        1,219            0          0        1,219
Currency translation adjustments                    0            0            0        (43)         (43)
Other                                               0            0          316       (234)          82
                                                -----     --------     --------     ------     --------
September 30, 1996                                500      223,125     (568,749)    (3,472)    (348,596)

Net earnings (loss) for the year                    0            0      (30,035)         0      (30,035)
Cash proceeds from issuance of
  common stock                                    118       58,984            0          0       59,102
Exchange of common stock for
  preferred stock                                 329      163,845            0          0      164,174
Preferred stock dividend                            0      (14,174)           0          0      (14,174)
Currency translation adjustments                    0            0            0       (819)        (819)
Repurchase of common stock - final
  purchase price adjustment                         0            0         (283)         0         (283)
                                                -----     --------     --------     ------     --------
September 30, 1997                              $ 947      431,780     (599,067)    (4,291)    (170,631)
                                                =====     ========     ========     ======     ========


See accompanying Notes to Consolidated Financial Statements.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - ORGANIZATION

BUSINESS. Evenflo & Spalding Holdings Corporation (formerly E&S Holdings Corporation) and subsidiaries (the "Company") is a diversified, global manufacturer and marketer of branded consumer products serving the sporting goods and juvenile products markets under the primary trade names Spalding, Top-Flite, Etonic, Dudley, Evenflo, Gerry and Snugli. The primary subsidiaries of the Company are Spalding & Evenflo Companies, Inc. ("S&E") and subsidiaries, of which Spalding Sports Worldwide ("Spalding") is a division, Etonic Worldwide Corporation ("Etonic") and Evenflo Company, Inc. ("Evenflo"), of which Gerry Baby Products Company ("Gerry") is a division.

Spalding markets and licenses under the Spalding, Top-Flite, Etonic and Dudley trade names, a wide variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball bats, balls and gloves, handballs, rackets and balls for tennis and racquetball and clothing, shoes and equipment for many other sports. Evenflo markets under the Evenflo, Gerry and Snugli trade names specialty juvenile products including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

RECAPITALIZATION AND STOCK PURCHASE AGREEMENT. Prior to September 30, 1996, the Company was a wholly-owned subsidiary of Abarco N.V. ("Abarco"). On August 15, 1996, Abarco and Strata Associates L.P. ("Strata"), an affiliate of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") pursuant to which Strata acquired control of the Company (the "Recapitalization"). The closing of the Recapitalization took place on September 30, 1996 (the "Closing"). In connection with the Recapitalization a portion of the common stock owned by Abarco was redeemed for total consideration of $581,933 in 1996 (see details below) and an adjustment to the redemption price of $283 in 1997.

The Recapitalization was financed with $221,000 cash proceeds of newly issued common stock to Strata, $150,000 proceeds of non-voting redeemable preferred stock issued to Strata (of which $50,000 was issued immediately after the Closing), proceeds of $625,800 from certain borrowings (see Note H) and $2,209 of the Company's cash balances. These funds were used to (i) redeem a portion of the common stock held by Abarco for $524,150 in cash plus the fair value of the Company's investments in an affiliate promissory note of $49,395 and in the E&S Realco, Inc. ("Realco") common stock and note receivable of $8,388; (ii) repay principal and interest of $367,894 for existing indebtedness, including the promissory notes issued to acquire Etonic; (iii) redeem, for a net payment of $21,330 all of the remaining subsidiary shares issued under the 1994 Management Stock Ownership Plan (see Note L); (iv) pay $31,471 in transaction fees and expenses; (v) purchase certain non-U.S. trademarks and assignment rights from an affiliate of Abarco for $5,135; (vi) pay a transaction bonus of $5,375 to certain members of management of S&E; and (vii) provide working capital of $45,654 (of this amount $25,800 was used to repay borrowings under the revolving credit loan on October 1, 1996).

Immediately after the Recapitalization, the Company declared a stock split in the form of a stock dividend of approximately 60,892 shares for each common share then outstanding.

ACQUISITION OF GERRY. On April 21, 1997, Evenflo acquired the net assets of Gerry Baby Products Company for a purchase price of $68,652. Gerry has manufacturing operations in Colorado and in Wisconsin and maintains its administrative operations in Colorado. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs, dressers and changing tables, gates and soft carriers and frame carriers marketed under the Gerry and Snugli brand names. The purchased net assets consisted of the following:

              Receivables                         $ 21,117
              Inventories                           20,003
              Other current assets                      11
              Property, plant and equipment         14,324
              Intangible assets                     26,823
              Other assets                              53
                                                  --------
                  Total                             82,331
              Accounts payable                     (10,230)
              Accrued expenses                      (3,449)
                                                  --------
                  Net assets purchased            $ 68,652
                                                  ========

The Gerry acquisition was accounted for using the purchase method.

The operating results of Gerry have been included in the statements of consolidated earnings (loss) from the date of acquisition, which in 1997 have been reduced by a $1,268 increase in cost of sales resulting from the sale, in the ordinary course of business, of inventory acquired which was written up to fair value at date of acquisition in accordance with purchase accounting. If the acquisition had taken place at October 1, 1995 rather than in April 1997, Gerry's unaudited results of operations would have changed pro forma consolidated net sales and net earnings (loss) by $61,362 and $(1,735) for the year ended September 30, 1997 and $124,027 and $(110) for the year ended September 30, 1996.

ACQUISITION OF ETONIC. In July 1996, the Company acquired the net assets of Etonic, which manufactures and/or markets golf shoes, gloves and other golf accessories, as well as an established line of running and walking shoes. To effect the acquisition of Etonic, the Company issued promissory notes of $54,043 to the seller in exchange for the following:

              Receivables                                  $ 22,556
              Inventories                                    15,642
              Other current assets                            3,388
              Property, plant and equipment                   4,129
              Intangible assets                              13,905
                                                           --------
                  Total                                      59,620
              Accounts payable                               (4,115)
              Accrued expenses                               (1,462)
                                                           --------
                  Promissory notes payable                 $ 54,043
                                                           ========


The Etonic acquisition was accounted for using the purchase method.

The operating results of Etonic have been included in the statements of consolidated earnings (loss) from the date of acquisition, which in 1996 have been reduced by a $1,600 increase in cost of sales resulting from the sale, in the ordinary course of business, of inventory acquired which was written up to fair value at date of acquisition in accordance with purchase accounting. If the acquisition had taken place at October 1, 1994 rather than in July 1996, Etonic's unaudited results of operations would have changed pro forma consolidated net sales by $42,942 for the year ended September 30, 1996 and $60,230 for the year ended September 30, 1995. Consolidated pro forma net earnings (loss) would not have been materially different from the Company's reported amounts for 1996 and 1995.

The promissory notes payable above plus accrued interest totaling $54,935 were paid as part of the Recapitalization described above. Subsequent to the Etonic acquisition and prior to September 30, 1996, Company management decided to relocate the Etonic administrative operations to one of the Company's other administrative locations. As a result, the Company charged $5,600 to expense in the year ended September 30, 1996 for (i) a $1,400 write-off of prepaid rent as a result of the subsequent decision to consolidate the Etonic administrative function with an existing Company facility; (ii) a $1,900 write-off of computer software costs which had a reduced future value as a result of the subsequent decision to discontinue the use of Etonic's computer system; and (iii) a charge of $2,300 for moving and other costs related to Etonic and its acquisition.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Evenflo & Spalding Holdings Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term debt approximates the carrying value, based on market prices.

INVENTORIES. Inventories are valued at the lower of cost or market (net realizable value). Costs for the majority of United States inventories and certain non-U.S. inventories has been determined by use of the last-in, first-out method. Cost for the majority of non-U.S. inventories has been determined by use of the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT. These assets are stated at cost and are depreciated principally using the straight-line method over estimated useful lives which range from 3 to 20 years. Certain assets are depreciated for income tax purposes using accelerated methods. Assets that become fully depreciated are removed from the asset and related accumulated depreciation accounts.

INTANGIBLE ASSETS. Intangible assets are amortized on the straight-line basis using a 40 year life.

IMPAIRMENT OF LONG-LIVED ASSETS. Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment will be recognized by a charge to earnings.

DEFERRED FINANCING COSTS. The costs incurred to obtain financing under the various financing agreements have been capitalized and are amortized to interest expense over the lives of the agreements, using the interest method for term facilities and the straight-line method for revolving credit facilities.

INCOME TAXES. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), these deferred taxes are measured by applying currently enacted tax laws.

RETIREMENT PLANS AND POSTRETIREMENT BENEFITS. Current service costs of retirement plans and postretirement healthcare and life insurance benefits are accrued annually. Prior service costs resulting from amendments to the plans are amortized over the average remaining service period of employees expected to receive benefits.

EMPLOYEE STOCK OWNERSHIP PLANS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Accordingly, compensation cost for the stock options included under the Company's 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "1996 Employee Stock Ownership Plan") is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Prior to September 30, 1996 compensation cost for the shares covered under the Company's 1994 Management Stock Ownership Plan was recorded in the amount of any increase in value as determined by a formula. The per share valuation was determined once a year by the executive committee, using a specified multiple of EBITDA (earnings before interest, income taxes, depreciation and amortization) less outstanding Company debt.

ADVERTISING. Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $91,982, $66,079 and $62,304 in 1997, 1996 and 1995.

CURRENCY TRANSLATION. Non-U.S. currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet dates. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a separate component of common shareholders' equity (deficiency). Income and expense items are translated at the average exchange rates during the respective periods.

CURRENCY EXCHANGE CONTRACTS. Open forward currency exchange contracts are marked-to-market using the spot rates at each balance sheet date and the change in market value is recorded by the Company as a currency gain or loss.

USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the date of the consolidated financial statements and of sales and expenses recognized during the reporting period. Actual results could differ from these estimates.

CASH FLOWS. For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and circumstances related to non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted SFAS No. 130 in these financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers, in complete financial statements and in condensed interim financial statements issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform with current year presentations.

NOTE C - INVENTORIES

                                                                      1997            1996
                                                                      ----            ----
Finished goods                                                     $   99,733         74,890
Work in process                                                        28,031         17,088
Raw materials                                                          29,748         17,193
                                                                   ----------       --------
     Total inventories                                             $  157,512        109,171
                                                                   ==========       ========

The cost of 87% of 1997 and 71% of 1996 inventories was computed using the last-in, first-out (LIFO) method of inventory valuation. Use of the LIFO method increased the 1997 and 1996 year end inventories by $1,050 and $390.

NOTE D - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                        1997         1996
                                                                        ----         ----
Land                                                                $   3,390        2,917
Buildings and building improvements                                    55,192       46,365
Machinery and equipment                                               131,821      102,175
                                                                    ---------     --------
                                                                      190,403      151,457
Accumulated depreciation                                              (80,208)     (73,123)
                                                                    ---------     --------
     Property, plant and equipment, net                             $ 110,195       78,334
                                                                    =========     ========

NOTE E - INTANGIBLE ASSETS, NET

                                                                       1997         1996
                                                                    ---------     --------
United States trademarks                                            $ 102,203       85,303
Non-U.S. trademarks                                                    15,052       13,385
Goodwill                                                              100,040       91,374
                                                                    ---------     --------
                                                                      217,295      190,062
Accumulated amortization                                              (63,172)     (58,354)
                                                                    ---------     --------
     Intangible assets, net                                         $ 154,123      131,708
                                                                    =========     ========

NOTE F - ACCRUED EXPENSES

                                                       1997          1996
                                                       ----          ----
Compensation and other employee benefits             $13,281        16,983
Liability for self insurance                          12,276        12,428
Liability for restructuring costs                      9,335             0
Other, principally operating expenses                 44,456        39,720
                                                     -------        ------
    Total accrued expenses                           $79,348        69,131
                                                     =======        ======


The Company has both insured and self insured group health plans. Approximately 51% of the Company's employees are covered under an insured medical program and approximately 74% are covered by insured workers' compensation programs. The self-insured workers' compensation programs are covered by a $300 per occurrence stop loss insurance policy.

Commercial and product liability insurance coverages are high deductible insured programs. Commercial liability deductibles are $250 per occurrence. Product liability deductibles are $500 per occurrence and $3,000 in aggregate. As a supplement to these programs, the Company carries $75,000 in umbrella coverage.

The liability for self insurance claims shown in the table above covers the deductibles and self insurance programs and is based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported.

In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. As a result, the Company accrued $9,591 of restructuring costs in the year ended September 30, 1997 consisting of (i) $4,105 of severance costs for the Colorado employees; (ii) $2,630 of shut-down costs of the Colorado facility;
(iii) $1,237 of computer conversion costs to preserve prior manufacturing information for future purposes; and (iv) $1,619 of other costs. The Company has funded $1,344 of these restructuring costs leaving an accrual of $8,247 as of September 30, 1997. In addition, the Company incurred $8,490 of unusual expenses, which have been charged to cost of sales and selling, general and administrative expenses, related to (i) $3,100 inventory write-down resulting from a decision to discontinue the sale of certain Gerry products, (ii) $2,629 unusual costs to consolidate certain of its operations that were previously managed separately and (iii) $2,761 attributable to the manufacturing and warehouse reconfiguration. The Company estimates it will incur approximately $1,800 of additional unusual expenses in 1998 to complete its Gerry integration.

Also in 1997, the Company implemented a plan to restructure the Spalding international operations. As a result, the Company accrued $2,410 of restructuring costs consisting of (i) $758 of warehouse studies, consolidations, and lease terminations; (ii) $923 of severance costs; and (iii) $729 of other costs. The Company has funded $1,322 of these restructuring costs leaving an accrual of $1,088 as of September 30, 1997. In addition, the Company incurred $2,135 of unusual expenses, which have been charged to cost of sales and selling, general and administrative expenses, related to (i) $1,602 inventory write-down and $100 receivable write-off resulting from a decision to discontinue the sale of certain products by certain of their non-U.S. affiliates, (ii) $833 to purchase its Etonic Canadian distribution rights and
(iii) a $400 offsetting recovery from settlement of a 1996 Etonic computer software dispute. The Company estimates it will incur approximately $1,300 of additional unusual expenses in 1998 to complete this restructuring program.

NOTE G - NON-U.S. DEBT

The Company's non-U.S. subsidiaries have short-term bank financing arrangements to support international working capital requirements. The subsidiaries utilized these arrangements by use of direct bank borrowings, discounting receivables, and letters of credit as follows:

                                                      1997        1996
                                                      ----        ----
As of September 30:
Available lines of credit                            $42,800     46,800
                                                     =======     ======
Amounts outstanding:
  Direct bank borrowings                             $17,674     13,028
  Discounted receivables (netted
   against accounts receivable)                        5,850      8,880
  Letters of credit                                    3,376      2,192
                                                     -------    -------
                                                     $26,900     24,100
                                                     =======     ======


                                          1997         1996        1995
                                          ----         ----        ----
For the years ended:
Maximum borrowings                       $27,900      31,800      30,100
Weighted average outstanding balances     25,800      25,700      24,700
Weighted average interest rates             4.74%       4.60%       6.32%

At September 30, 1997, the borrowings are mainly comprised of $13,900 in Japanese yen, $9,100 in Australian dollars, $1,700 in Canadian dollars and $1,300 in British pound sterling.

NOTE H - UNITED STATES DEBT

The Company's U.S. operations have long-term bank financing arrangements to support working capital needs and other general corporate requirements. The operations utilized these arrangements primarily by use of direct bank borrowings, acceptances and letters of credit. The Company's borrowing activities are as follows:

                                                            1997          1996
                                                            ----          ----
As of September 30:
Available lines of credit                                  $850,000     850,000
                                                           ========     =======

Amounts outstanding:
  Direct borrowings                                        $627,400     625,800
  Acceptances (included in accounts payable)                 92,500      57,200
  Letters of credit                                          28,600      23,800
  Non-U.S. bank loan guarantees                                   0         800
                                                           --------    --------
                                                           $748,500     707,600
                                                           ========     =======

Direct borrowings consist of:
Secured Credit Facility
  Revolving credit loan                                    $ 27,400      25,800
  Term Loans                                                400,000     400,000
Senior Subordinated Notes                                   200,000     200,000
                                                           --------    --------
  Total debt                                                627,400     625,800
Current maturities of debt                                   17,500           0
                                                           --------    --------
  Long-term debt                                           $609,900     625,800
                                                           ========     =======

                                           1997         1996          1995
                                           ----         ----          ----
For the years ended:
Maximum borrowings (1996 and 1995
  prior to the Recapitalization)         $735,800      366,700      377,600
Weighted average outstanding balances     653,200      338,000      326,900
Weighted average interest rates              9.82%        9.14%       10.13%

SECURED CREDIT FACILITY. On September 30, 1996, the Company entered into a secured Credit Facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides for a $650,000 maximum credit commitment, consisting of a seven year $250,000 revolving credit loan ("Revolving Credit Loan") and $400,000 in term loans ("Term Loans"). Term Loans consist of (i) $175,000 seven year Term Loan A, (ii) $87,500 eight year Term Loan B, (iii) $87,500 nine year Term Loan C and (iv) $50,000 nine and one half year Term Loan D. Each of the Term Loans require annual amortization beginning September 30, 1998 and each subsequent September 30 thereafter until maturity. Revolving Credit Loans may be used for working capital needs, special facility obligations (letters of credit and acceptances), general corporate purposes and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $180,000 and Swingline Loans are limited to a maximum of $30,000.

All Term Loans and Revolving Credit Loans will bear interest, at the Company's option, at either: (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the administrative agent's prime rate, plus (a) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.00% to 1.25% per annum, (b) in the case of Term Loan B, 1.75% per annum,
(c) in the case of Term Loan C, 2.25% per annum, (d) in the case of Term Loan D, 2.75% per annum, (e) in the case of a Revolving Credit Loan and Swingline Loans, a debt to EBITDA-dependent rate ranging from 0.00% to 1.25% per annum or (B) a "eurodollar rate" plus (i) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.625% to 2.25% per annum, (ii) in the case of Term Loan B, 2.75% per annum, (iii) in the case of Term Loan C, 3.25% per annum, (iv) in the case of Term Loan D, 3.75% per annum or (v) in the case of Revolving Credit Loans, a debt to EBITDA-dependent rate ranging from 0.625% to 2.25% per annum. Swingline Loans may only be "base rate" loans.

The Company pays a commitment fee calculated at a debt to EBITDA-dependent rate ranging from 0.20% to 0.50% per annum of the available unused commitment under the Revolving Credit Loan in effect on each day. Such fee is payable quarterly in arrears and upon termination of the Revolving Credit Loan. In addition, the Company pays a fee to the administrative agent of $100 per annum, payable quarterly in arrears.

The Company pays a letter of credit fee calculated at a debt to EBITDA-dependent rate ranging from 0.50% to 2.125% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.125% per annum of the face amount of each letter of credit. Such fees, except fronting fee, are payable quarterly in arrears and upon the termination of the Revolving Credit Loan. In addition, the Company pays customary transaction charges in connection with any letters of credit.

The Term Loans will be subject to mandatory prepayments (i) with the proceeds of certain asset sales and certain debt offerings (excluding the Senior Subordinated Notes) and (ii) on an annual basis with 50% of the Company's excess cash flow (as defined in the Credit Facility) for so long as the ratio of the Company's total debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit

Facility) is greater than 4.0 to 1.0. The Credit Facility prohibits the Company from repurchasing any Senior Subordinated Notes subject to limited exceptions. The Company's obligations under the Credit Facility are secured by a pledge of the stock of certain of its subsidiaries. In addition, indebtedness under the Credit Facility is guaranteed by the principal subsidiaries of the Company.

The Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities including (i) limitations on liens, (ii) limitations on consolidations and mergers of the Company and sales of the assets of the Company, (iii) restrictions on the purchase, redemption or acquisition of any capital stock, equity interest or any other obligations or other securities and restrictions on the advances, loans, extension of credit or capital contributions to, or investments in, other entities, (iv) restrictions on additional indebtedness to be incurred by the Company, (v) restrictions on payments of dividends or other distribution of assets, and (vi) compliance with certain financial covenants relating to certain interest coverage, fixed charge ratios, and a leverage ratio.

The Credit Facility includes customary events of default.

Scheduled maturities of the Term Loans are as follows:

Year Ending                      Term      Term       Term      Term
September 30                     Loan A    Loan B     Loan C    Loan D
------------                     ------    ------     ------    ------
     1998                      $ 15,000     1,000      1,000       500
     1999                        25,000     1,000      1,000       500
     2000                        25,000     1,000      1,000       500
     2001                        30,000     1,000      1,000       500
     2002                        30,000     1,000      1,000       500
     2003                        50,000     1,000      1,000       500
     2004                             0    81,500      1,000       500
     2005                             0         0     80,500       500
     2006 (March 31, 2006)            0         0          0    46,000
                               --------    ------     ------    ------
         Total                 $175,000    87,500     87,500    50,000
                               ========    ======     ======    ======


SENIOR SUBORDINATED NOTES. In conjunction with the closing of the Recapitalization of September 30, 1996 (see Note A), the Company issued $200 million aggregate principal amount of 10 3/8% Senior Subordinated Notes. In January 1997, the Company completed a public debt offering which resulted in the Company exchanging its 10 3/8% Senior Subordinated Notes for new 10 3/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes will mature on October 1, 2006 and are unsecured senior subordinated obligations of the Company. Interest on the Senior Subordinated Notes is payable semiannually April 1 and October 1 of each year.

The Senior Subordinated Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2001. In addition, at any time prior to October 1, 1999, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon, with the proceeds of equity offerings.

The Company will not be required to make mandatory redemptions or sinking fund payments prior to maturity of the Senior Subordinated Notes, except if holders request that the Company repurchase the

Senior Subordinated Notes in the event of a change of control (as defined in the indenture relating to the Senior Subordinated Notes) or upon the Company's receipt of the proceeds of certain asset sales that are not reinvested or applied to reduce indebtedness within a certain time period.

The Senior Subordinated Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, which include (i) limitations on restricted payments for the payment of dividends, (ii) limitations on incurrence of additional indebtedness and issuance of disqualified stock, (iii) restrictions on the merger, consolidation, or sale of substantially all assets of the Company, (iv) limitations on transactions with affiliates relating to the sale, lease, transfer or disposition of any of its properties or assets in excess of certain amounts, (v) limitations on guarantees of indebtedness by the Company, (vi) limitations on incurrence of other subordinated indebtedness by the Company and (vii) certain reporting requirements in accordance with Securities and Exchange Commission rules.

The Senior Subordinated Notes include customary events of default.

SECURED CREDIT AGREEMENT. Prior to September 30, 1996 the Company operated under a $450,000 secured credit agreement (the "Secured Credit Agreement") which was used for working capital needs and special facility obligations (letters of credit, acceptances, non-U.S. bank loan guarantees and currency exchange contracts). At the Company's option, interest was based on either an "Alternate Base Rate" or a "Eurodollar Rate", as defined.

The Secured Credit Agreement was collateralized by domestic receivables and inventories, all the stock of its domestic subsidiaries, 65% of the stock of the Company's non-U.S. subsidiaries and certain investments held by Abarco. This debt was paid in full from initial proceeds under the Credit Facility in connection with the closing of the Recapitalization.

SECURED INTERIM LOAN AGREEMENT. On April 17, 1996 the Company entered into a one year $40,000 secured interim loan agreement for the benefit of two Abarco affiliated companies. The Company borrowed $21,000 and advanced this amount to the two Abarco affiliated companies in exchange for promissory notes which carried interest rates equal to the credit agreement interest rates. The borrowings were secured by assets of the two affiliates. On September 30, 1996, the affiliated promissory notes were repaid and this loan agreement was paid in full and canceled.

OTHER INDEBTEDNESS. The other indebtedness consists primarily of financing agreements with various government agencies to finance the cost of a manufacturing facility and equipment. This debt was paid in full from initial proceeds under the Credit Facility in connection with the closing of the Recapitalization.

NOTE I - INCOME TAXES

Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision, are as follows:

                                            1997          1996        1995
                                            ----          ----        ----
Earnings (loss) before income taxes
 and extraordinary loss:
   United States                          $(32,957)      (9,331)      16,005
   Other nations                            (5,578)      (3,049)       3,676
                                          --------     --------     --------
          Total                           $(38,535)     (12,380)      19,681
                                          ========     ========     ========

Income tax provision:
   Current taxes:
     Federal taxes                        $ (7,136)       3,145        3,200
     State taxes                               565          400           88
     Other nations' taxes                    1,790        1,205        2,358
                                          --------     --------     --------
          Total                             (4,781)       4,750        5,646
   Deferred taxes:
     Federal taxes                          (3,712)       1,471        2,122
     Other nations' taxes                       (7)       3,079          915
                                          --------     --------     --------
          Total                             (3,719)       4,550        3,037
                                          --------     --------     --------
          Total income taxes (benefit)    $ (8,500)       9,300        8,683
                                          ========     ========     ========


The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                                          1997     1996     1995
                                                          ----     ----     ----
U.S. statutory rate                                       (35%)    (35%)     35%
State income taxes, net of federal benefit                  1        6       (3)
Non-U.S. tax rate differences                               2        5        7
Non-U.S. losses (earnings) for which
  no taxes were recorded                                    7       15       (1)
Increase in valuation allowances on
  non-U.S. net operating loss carryforwards                 0       20        2
1994 Management Stock Ownership Plan expense                0       59        2
Recapitalization costs                                      0       18        0
Other                                                       3      (13)       2
                                                          ---      ---      ---
   Effective tax rate                                     (22%)     75%      44%
                                                          ===      ===      ===

Under the asset and liability method prescribed by SFAS 109, deferred income taxes, net of appropriate valuation allowances, are provided for the temporary differences between the financial reporting and tax basis of assets and liabilities at currently enacted tax rates. Temporary differences and carryforwards, excluding the effects of certain non-U.S. trademarks (the "Acquired Trademarks"), are as follows:

                                              Current               Noncurrent
                                    net deferred tax asset  net deferred tax liability
                                         1997       1996       1997        1996
                                         ----       ----       ----        ----
Intangibles amortization               $     0          0     24,756      25,367
Depreciation                                 0          0        491        (271)
Accrued liabilities                     11,925      9,671          0           0
Pension                                      0          0     (4,458)     (4,001)
Postretirement benefits                      0          0     (3,475)     (3,412)
Net operating loss carryforwards             0          0    (20,290)    (11,164)
Capital loss carryforward                    0          0     (8,198)     (8,614)
Other                                    1,935      2,281       (418)     (1,344)
                                       -------    -------    -------     -------
     Total deferred income taxes        13,860     11,952    (11,592)     (3,439)
Valuation allowance on net
  operating losses and capital loss          0          0     22,206      19,778
                                       -------    -------    -------     -------
     Net deferred income taxes         $13,860     11,952     10,614      16,339
                                       =======    =======    =======     =======


On September 30, 1997, the Company had net operating loss carryforwards of $47,431 consisting of $20,321 from U.S. operations and $27,110 in non-U.S. subsidiaries. Deferred tax benefits of $20,290 have been established on these losses and a valuation allowance in the amount of $14,008 has been provided on the entire state and non-U.S. portions of the deferred tax benefits. On September 30, 1997, the Company had capital loss carryforwards of $21,020 for which a valuation allowance in the amount of $8,198 has been provided on the entire deferred tax benefits. Subsequent recognition of the tax benefits, if any, relating to the capital loss carryforward will be credited to retained earnings.

Under generally accepted accounting principles the 1994 acquisition of the Acquired Trademarks from an affiliate of Abarco for $176,000 was not revalued to fair market value but was recorded at the affiliate's net book value. The $8,250 carrying value of the Acquired Trademarks is being amortized over 40 years for book purposes while the $176,000 fair market value is being amortized over 15 years for income tax purposes. The $58,712 deferred income tax effect at the date the trademarks were acquired is reduced as the Company recognizes the tax benefit of the difference between the carrying value of $8,250 and the tax basis of $176,000. The carrying value of the deferred tax asset at September 30, 1997 and 1996 was $45,518 and $49,432.

On September 30, 1997, 1996 and 1995 undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $6,500, $8,100 and $8,800. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings.

As part of the Recapitalization Agreement Abarco has indemnified the Company for any potential income tax obligations through September 30, 1996. The Company's federal income tax returns through September 30, 1993 have been examined by, and settled with, the Internal Revenue Service.

NOTE J - PENSION PLANS

The Company's United States operations have noncontributory, defined benefit pension plans covering substantially all employees. These plans provide employees with pension benefits that either are based on age and compensation or are based on stated amounts for each year of service. The Company's funding policy is to contribute annually the minimum amounts permitted by the Internal Revenue Code. Plan assets are invested in a broadly diversified portfolio consisting primarily of common stock and fixed income securities.

The September 30, 1997 and 1996 funded status of the Company's United States defined benefit pension plans consists of the following:

                                             Assets exceed           Accumulated benefits
                                          accumulated benefits          exceed assets
                                          --------------------          -------------
                                           1997          1996         1997         1996
                                           ----          ----         ----         ----
Actuarial present value of benefits
  based on service to date and
  present pay levels:
       Vested                             $ 57,316        2,158           44       49,717
       Nonvested                             3,861          149           80        3,193
                                          --------     --------     --------     --------
Accumulated benefit obligation              61,177        2,307          124       52,910

Additional amounts related to
  projected pay increases                      550           15            0          198
                                          --------     --------     --------     --------

Total projected benefit obligation
  based on service to date                  61,727        2,322          124       53,108

Plan assets at fair value                   66,572        2,749           42       49,871
                                          --------     --------     --------     --------

Projected benefit obligation in excess
  of (less than) plan assets                (4,845)        (427)          82        3,237

Unamortized net amount resulting from
  changes in plan experience and
  actuarial assumptions                     13,471          446          (13)       3,947

Unrecognized net transition obligation         666           28            0          778

Unamortized prior service cost               3,168          (57)          (8)       3,625
                                          --------     --------     --------     --------

Pension liability (asset)                 $ 12,460          (10)          61       11,587
                                          ========     ========     ========     ========

On September 30, 1997 and 1996 the Company's United States pension liability due currently was $1,191 and $1,317 and the long-term portion was $11,330 and $10,260.

The 1997, 1996 and 1995 pension expense of the Company's United States defined benefit plans includes the following components:

                                                                       1997               1996          1995
                                                                       ----               ----          ----
   Benefits earned during the period                                  $ 2,814             2,236         2,225
   Interest accrued on benefits earned in prior years                   3,942             4,005         3,865
   Return on plan assets                                               (4,243)           (3,775)       (3,510)
   Net amortization                                                      (445)             (534)         (331)
                                                                        -----            ------         -----
   Pension expense of domestic defined
     benefit pension plans                                            $ 2,068             1,932         2,249
                                                                      =======             =====         =====


Assumptions used in the accounting for United States defined benefit pension plans as of September 30, 1997, 1996 and 1995 were:

                                                                        1997              1996          1995
                                                                        ----              ----          ----
   Discount rate                                                        7.0%              7.5%          7.5%
   Rate of increase in compensation levels                              4.5%              4.5%          4.5%
   Expected long-term rate of return on assets                          8.5%              8.5%          8.5%

The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $2,210 in 1997, $1,739 in 1996 and $1,880 in 1995.

NOTE K - POSTRETIREMENT BENEFITS

The Company provides certain postretirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

The September 30, 1997 and 1996 status of the postretirement benefit plans consists of the following:

                                                                                          1997          1996
                                                                                          ----          ----
Actuarial present value of benefit obligation
 based on service to date:
   Retirees                                                                               $ 4,947       4,934
   Fully eligible active participants                                                       1,403       1,215
   Other active participants                                                                2,707       2,092
                                                                                          -------     -------
Accumulated postretirement benefit obligation                                               9,057       8,241
Unamortized net amount resulting from changes in plan
  experience and actuarial assumptions                                                         (9)        664
                                                                                          -------     -------
Postretirement benefit liability                                                          $ 9,048       8,905
                                                                                          =======     =======


On September 30, 1997 and 1996 the postretirement benefit liability due currently was $138 and $155 and the long-term portion was $8,910 and $8,750.

The 1997, 1996 and 1995 postretirement benefit expense includes the following components:

                                                               1997       1996       1995
                                                               ----       ----       ----
Benefits earned during the period                              $ 147        136        122
Interest accrued on benefits earned in prior years               608        595        583
Net amortization                                                 (41)       (17)       (20)
                                                               -----      -----      -----
Postretirement benefit expense                                 $ 714        714        685
                                                               =====      =====      =====

Assumptions used in the accounting for postretirement benefit plans as of September 30, 1997, 1996 and 1995 were:

                                                               1997       1996       1995
                                                               ----       ----       ----
   Discount rate                                                7.0%       7.5%       7.5%
   Rate of increase in compensation levels                      4.5%       4.5%       4.5%
   Assumed current year health care cost trend rate
        Retirees under 65                                       6.8%       7.8%       8.8%
        Medicare eligible retirees                              5.9%       6.5%       7.2%
   Assumed ultimate trend rate                                  2.8%       2.8%       2.8%
   Year ultimate health care cost rate will be achieved        2002       2002       2002
   Effect of 1% increase in health care cost trend rates
        Accumulated postretirement benefit obligation         $ 680        570        550
        Annual aggregate benefit and interest costs           $  60         50         50

NOTE L - SHAREHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK. On September 27, 1996 the Company's certificate of incorporation was amended to establish and authorize 50,000,000 shares of preferred stock, $.01 par value, with other preferences and attributes to be determined by the Board of Directors at the time of each issuance of preferred stock. On September 30, 1996 in connection with the Recapitalization (see Note A), the Company authorized the issuance of 1,500,000 shares of 12 1/2%, nonvoting, redeemable preferred stock, $.01 par value, with a liquidation value of $100 a share ("Preferred Stock"). These shares were acquired by Strata. In addition, the Company authorized additional shares of preferred stock which may be used to pay dividends on the preferred stock.

On June 25, 1997, Strata exchanged all the Company's outstanding Preferred Stock (liquidation value of $164,174) for 32,834,840 additional shares of the Company's common stock at an exchange price of $5.00 per common share. After this exchange, the Company's unissued and authorized preferred stock is 50,000,000 shares, $.01 par value.

On July 15, 1997, a Strata affiliate invested $45,600 and Abarco invested $3,400 for 9,800,000 additional shares of the Company's common stock at a price of $5.00 per common share.

See below for employee stock purchases.

1996 EMPLOYEE STOCK OWNERSHIP PLAN. The 1996 Employee Stock Ownership Plan consists of an aggregate of 9,800,000 shares of common stock, which may be sold or granted as options to key employees of the Company. The share issuance price and the option price must be at least 50% of the fair market value of the common shares on the date of the sale or grant and an option's maximum term is ten years. The options vest ratably over a five-year period. Any outstanding options will become immediately exercisable upon a change in control of the Company. If an employee retires any shares owned may be put to the Company or the Company can call the shares based on a fair market value formula, as defined. If an employee dies, becomes permanently disabled or terminates employment the Company can call the shares based on a fair market value formula, as defined.

In 1997 the Company sold 2,020,238 shares for proceeds of $10,102 and granted 6,431,146 common share options at the $5.00 per share fair market value. As of September 30, 1997 there are 1,348,616 aggregate unissued shares and options and no options were exercisable; however, options for 1,023,729 common shares became exercisable on October 1, 1997.

The Company has elected the disclosure-only basis provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. Had compensation cost been determined based on the fair market value at the grant date consistent with the method provided by SFAS No. 123, the Company's net earnings (loss) for the year ended September 30, 1997 on a pro forma basis would have been $(30,947) as compared to the reported amount of $(30,035).

The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997:

         Dividend yield                                       0%
         Expected volatility                                  0%
         Risk-free interest rate                           6.38%
         Option term                                    5 years
         Estimated fair value of granted options       $   1.37

1994 MANAGEMENT STOCK OWNERSHIP PLAN. On September 30, 1996 the 1994 Management Stock Ownership Plan was canceled and all shares were purchased by the Company pursuant to the Recapitalization Agreement (see Note A). The 1994 Management Stock Ownership Plan authorized 19,000 shares of S&E Class A common stock to be available for issuance to a select number of the most senior officers of the Company at a per share value as determined by a Company formula based on earnings, as defined.

Compensation expense and an accrued liability to be paid upon termination of the officers were recorded in the amount of any increase in value as determined by the formula. As a result of the Recapitalization (see Note A), the redemption price of the remaining shares covered by this plan totaled $28,219. The outstanding balance of the Management Notes used to finance the acquisition of the shares by the officers plus the accrued interest totaled $6,889 at September 30, 1996. Compensation expense related to this plan was $20,828 in 1996 and $1,130 in 1995.

NOTE M - DEFERRED COMPENSATION

In connection with the 1996 Employee Stock Ownership Plan (see Note L) the Company canceled the long-term incentive compensation plans and paid the $7,056 total outstanding awards in the 1997 fiscal year.

The Company's long-term incentive compensation plans granted performance awards to certain key employees which vested upon the attainment of pre-established multi-year performance standards. The employees made an election at the beginning of each plan to be paid fully upon vesting or to defer partial or total payment up to seven years. The performance awards were payable in cash based upon a net earnings formula, as defined, as of the September 30 preceding the payment. Compensation was recorded each year for the effect of changes based on the net earnings formula, as defined, for the vested awards of prior plans and the estimated awards that would be vested in future periods. Compensation expense under these plans was $1,092 in 1996 and $2,556 in 1995.

NOTE N - LEASE COMMITMENTS

The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2014. The Company has no material capital leases.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 1997:

   Year Ending
   September 30
   ------------
        1998                                          $ 5,053
        1999                                            2,083
        2000                                            1,073
        2001                                              931
        2002                                              653
        Thereafter                                      4,440
                                                      -------
        Total minimum lease payments                  $14,233
                                                      =======


Rental expense under operating leases was $5,185 in 1997, $3,455 in 1996 and $3,027 in 1995.

NOTE O - CURRENCY EXCHANGE CONTRACTS

The Company may from time to time enter into forward currency exchange contracts to protect inventory purchases and affiliated note activities against changes in future currency exchange rates. A forward currency exchange contract is an agreement between two parties to buy or sell currency at a set price on a future date. The market value of the contract will fluctuate with changes in currency exchange rates. The contract is marked-to-market using the spot rate at the end of each accounting period and the change in market value is recorded by the Company as currency gain or loss. Risk may arise upon entering into these contracts from unanticipated movements in the value of a foreign currency relative to the U.S. dollar. As of September 30, 1997 and 1996, the Company had approximately $9,367 and $7,185 of currency contracts outstanding, with unrealized currency losses of approximately $2 in 1997 and unrealized currency gains of approximately $53 in 1996. These contracts mature within twelve months.

NOTE P - CONCENTRATION OF CREDIT RISK

The Company sells a broad range of consumer products in North and South America, Europe and the Pacific Rim. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. During 1997, 1996 and 1995 the Company's sales to one U.S. customer amounted to 12%, 11% and 11% of net sales. No other customer exceeded 10% in the years ended September 30, 1997, 1996 and 1995.

NOTE Q - CONTINGENCIES

The Company is both a plaintiff and defendant in numerous lawsuits incidental to its current and former operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state and local environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites and is still negotiating on other sites. The settlement amounts and estimated liabilities are not significant.

Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements.

NOTE R - RELATED PARTY TRANSACTIONS

See Note A for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

See Note L for a description of the Company's 1996 Employee Stock Ownership Plan and the Company's 1994 Management Stock Ownership Plan.

Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $1,000 in 1997 pursuant to such management agreement with KKR.

NOTE S - SEGMENT REPORTING

The following schedule presents information about the Company's continuing operations in different industry segments and geographic locations:

                                                   1997           1996        1995
                                                   ----           ----        ----
INDUSTRY SEGMENT
Net Sales
    Spalding                                    $ 530,448       451,915       424,118
    Evenflo                                       296,743       237,165       210,039
                                                ---------     ---------     ---------
         Total net sales                        $ 827,191       689,080       634,157
                                                =========     =========     =========


Earnings (loss) before income taxes
 and extraordinary loss:
    Spalding                                    $  41,133        50,274        58,595
    Evenflo                                        (1,052)       17,023        11,652
    General Corporate expenses                     (7,290)      (41,959)      (10,058)
    Interest expense, net                         (71,326)      (37,718)      (38,108)
    Litigation settlement expense                       0             0        (2,400)
                                                ---------     ---------     ---------
         Earnings (loss) before income taxes
           and extraordinary loss               $ (38,535)      (12,380)       19,681
                                                =========     =========     =========


Identifiable Assets
    Spalding                                    $ 445,011       404,800       325,777
    Evenflo                                       245,132       145,965       135,658
    General Corporate                              81,702       139,996        74,826
                                                ---------     ---------     ---------
         Total assets                           $ 771,845       690,761       536,261
                                                =========     =========     =========


Capital Expenditures
    Spalding                                    $  14,143        10,169         8,850
    Evenflo                                        20,927         9,377         6,531
                                                ---------     ---------     ---------
         Total capital expenditures             $  35,070        19,546        15,381
                                                =========     =========     =========


Depreciation and Amortization
    Spalding                                    $  12,439        13,418        12,362
    Evenflo                                         9,313         6,502         5,518
    General Corporate                                  17           407           407
                                                ---------     ---------     ---------
         Total depreciation and amortization    $  21,769        20,327        18,287
                                                =========     =========     =========

                                                1997           1996          1995
                                                ----           ----          ----
GEOGRAPHIC LOCATION
Net Sales
    United States                             $ 672,703       530,882       465,515
    Other nations                               154,488       158,198       168,642
                                              ---------       -------       -------
       Total net sales                        $ 827,191       689,080       634,157
                                              =========       =======       =======


Earnings (loss) before income
  taxes and extraordinary loss:
    United States                             $  43,751        68,622        64,683
    Other nations                                (3,670)       (1,325)        5,564
    General Corporate expenses                   (7,290)      (41,959)      (10,058)
    Interest expense, net                       (71,326)      (37,718)      (38,108)
    Litigation settlement expense                     0             0        (2,400)
                                              ---------       -------       -------
       Earnings (loss) before income taxes
       and extraordinary loss                 $ (38,535)      (12,380)       19,681
                                              =========       =======        ======


Identifiable Assets
    United States                             $ 609,169       473,801       382,699
    Other nations                                80,974        76,964        78,736
    General Corporate                            81,702       139,996        74,826
                                              ---------       -------       -------
       Total assets                           $ 771,845       690,761       536,261
                                              =========       =======       =======


NOTE T - EXTRAORDINARY LOSS

The extraordinary loss on early extinguishment of debt in 1996 related to a $9,187 pretax ($5,987 after-tax) write-off of the deferred financing costs remaining at September 30, 1996, on which date the Secured Credit Agreement was paid off.

NOTE U - SUBSEQUENT EVENT

On November 3, 1997, the Company announced that it had executed a letter of intent dated October 31, 1997 to purchase certain assets of Ben Hogan Co. for approximately $13,000. The purchase price will be payable in common stock valued at $9,000 (1,800,000 shares at $5 per share) and an unsecured senior note for $4,000 that will bear an annual pay-in-kind interest rate of 10 1/2% with a term of three years, prepayable without penalty.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Set forth below are names, ages and positions with the Company of the persons who will serve as directors and executive officers of the Company, together with certain other key personnel. The terms of the directors and executive officers of the Company expire annually upon the election and qualification of successors at the annual meetings of shareholders.


Name                     Age      Position
----                     ---      --------
Paul L. Whiting          54       Chairman of the Board of Directors and Chief
                                  Executive Officer
Kevin T. Martin          42       Director, President and Chief Operating
                                  Officer of Evenflo & Spalding Holdings
                                  Corporation, and President of Spalding
                                  Sports Worldwide Division
Robert K. Adikes         58       Vice President, Secretary and General Counsel
Stephen J. Dryer         55       Vice President and Controller
W. Michael Kipphut       44       Vice President and Treasurer
George A. Dickerman      58       Chairman of Spalding Sports Worldwide Division
George A. Harris         50       President of Evenflo Company, Inc.
Henry R. Kravis          53       Director
George R. Roberts        53       Director
Michael T. Tokarz        47       Director
Marc S. Lipschultz       28       Director
Gustavo A. Cisneros      52       Director
Edwin L. Artzt           67       Director


       Paul L. Whiting has been a director of the Company since 1984, its Chairman of the Board since October 1996, its Chief Executive Officer since February 1996. From March 1994 to September 1997 he served as President and Chief Operating Officer. From January 1991 through February 1994, he served as the Senior Vice President, Chief Financial Officer and Treasurer of the Company and from 1981 through 1990 he served as Vice President, Finance and Treasurer. Mr. Whiting joined the Company in 1976.

       Kevin T. Martin joined the Company in September 1997, as President and Chief Operating Officer and has served a President of the Spalding Sports Worldwide Division of the Company since November 1997. From 1993 to September 1997, he served as President and Chief Executive Officer of Brach & Brock Confections. From 1990 to 1993, he served as President of Grand Metropolitan/Pillsbury's Alpo Pet Foods. Prior to 1990, Mr. Martin held senior level marketing positions at Mars, Inc. and at H.J. Heinz.

       Robert K. Adikes has been a Vice President of the Company since January 1990 and its Secretary since January 1986. He has been General Counsel since he joined the Company in 1985.

       Stephen J. Dryer has been a Vice President of the Company since January 1990 and its Controller since 1981. Mr. Dryer joined the Company in 1975.

       W. Michael Kipphut joined the Company in September 1994 as Vice President and Treasurer. From 1977 to September 1994, he served in various financial capacities at Tyler Corporation (a public diversified holding company), and from February 1990 through September 1994 as Vice President and Treasurer thereof.

       George A. Dickerman has been Chairman of the Spalding Sports Worldwide Division of the Company since November 1997 and President from 1981 to November 1997. Mr. Dickerman joined the Company in 1976. He is the current Chairman of the Board of Trustees of The Basketball Hall of Fame, past Chairman of The Sporting Goods Manufacturers Association and past Director of the National Golf Foundation. He also serves on the Board of Trustees of Northwestern Mutual Life Insurance Company.

       George A. Harris has been the President of Evenflo Company, Inc. since October 1995. He joined Evenflo Juvenile Furniture Company, Inc. a subsidiary of the Company, as President in November 1990 and was named President of Evenflo companies in May 1995. He was Vice President, Sales and Marketing, of the Coleman Company, Inc., Outdoor Products Division, prior to October 1990.

       Henry R. Kravis is a managing member and member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, AutoZone, Inc., Borden, Inc., Bruno's, Inc., The Gillette Company, IDEX Corporation, KinderCare Leaning Centers, Inc., Merit Behavioral Care Corporation, Owens-Illinois, Inc., PRIMEDIA, INC., Safeway, Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc.

       George R. Roberts is a managing member and member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, Borden, Inc., IDEX Corporation, KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, INC., Randalls Food Markets, Inc., Safeway, Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc.

       Michael T. Tokarz was a General Partner of KKR from January 1993 until January 1996 when he became a member of the limited liability company which serves as the general partner of KKR. Prior to 1993, Mr. Tokarz was an Executive at KKR. He is also a director of IDEX Corporation, KSL Recreation Corporation, PRIMEDIA, INC., Safeway, Inc., and Walter Industries, Inc.

       Marc S. Lipschultz has been an Executive of KKR since 1995. Prior thereto, he was an investment banker with Goldman, Sachs & Co. for two years. He is also a director of Amphenol Corporation.

       Gustavo A. Cisneros has been a director of the Company since 1984. Since prior to 1990 he has been a direct or indirect investor in and a director of certain companies forming part of a group with indirect beneficial ownership interests in a number of diverse commercial enterprises in Venezuela and elsewhere. Mr. Cisneros is also a director of Pueblo Xtra International, Inc., Univision Communications, Inc. and RSL Communications, Ltd.

       Edwin L. Artzt has been a director of the Company since September 1997. Mr. Artzt is the former Chairman and Chief Executive Officer of The Procter & Gamble Company (P&G), and is currently a

Director and Chairman of the Executive Committee of the board of Directors of P&G. In addition to P&G, Mr. Artzt is a director of American Express Company, GTE Corporation, Delta Airlines, and the Barilla Company of Parma, Italy. He is also a member of the boards of University of Pennsylvania's Wharton School of Business, UCLA's Anderson School of Business, and Emory Graduate School of Business. He has also served on President Clinton's Advisory Committee on Trade Policy and Negotiations, the Committee for Economic Development, and the Business Roundtable.

       Messrs. Kravis and Roberts are first cousins.

       The business address of Messrs. Kravis, Tokarz and Lipschultz is 9 West 57th Street, New York, New York 10019 and of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The business address of Mr. Cisneros is Final Av. La Salle, EdF. Venevision 5to. Piso, Colina Los Caobos, Caracas, Venezuela. The business address of Mr. Artzt is 1 Proctor & Gamble Plaza, Cincinnati, Ohio 45202.

COMPENSATION OF DIRECTORS

       All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $35,000, payable in quarterly installments. Directors who are also employees of the Company receive no remuneration for serving as directors.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth the compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer and the four most highly compensated executive officers (the "Named Executive Officers") for their services in all capacities to the Company during the fiscal year ended September 30, 1997, 1996 and 1995.




                                                                           Long-term Compensation
                                                                         ----------------------------
                                         Annual Compensation                    Awards      Payouts
                              -------------------------------------------       ------      -------
                                                            Other Annual    Securities                    All Other
 Name and                                          Bonuses  Compensation    Underlying          LTIP   Compensation
 Principal Position      Year       Salary             (1)           (2)     Options #       Payouts             (3)
 ------------------      ----       -------      --------- -------------     ---------      --------   ------------
 Paul L. Whiting         1997      $450,000             $0            $0     1,465,240    $1,324,240         $4,750
 Chairman and            1996       350,000      1,100,430       119,850             0             0          4,750
 Chief Executive Officer 1995       330,000        228,700        64,060             0             0          4,620

 George A. Dickerman     1997       350,000              0             0     1,141,365     1,655,550          4,750
 President of Spalding   1996       317,200        592,020       149,840             0             0          4,750
 Sports Worldwide        1995       305,000        160,200        80,080             0             0          4,620
 Division

 George A. Harris        1997       288,110              0             0       855,414       134,150          4,940
 President of Evenflo    1996       207,850        486,230        12,140             0        21,330          5,010
 Company, Inc.           1995       187,600        150,000         7,720             0        54,500          5,260

 Stephen J. Dryer        1997       139,010         10,000             0        98,722       408,550          4,170
 Vice President and      1996       132,880        203,140        29,710             0             0          3,990
 Controller              1995       129,000         50,300        15,880             0             0          3,870

 Robert K. Adikes        1997       132,400              0             0        65,058       155,500          3,970
 Vice President,         1996       127,300        199,220         7,170             0        57,170          3,820
 Secretary and General   1995       122,400         44,500         7,130             0        50,080          3,670
 Counsel


(1) Includes the following 1996 transaction bonuses received in connection with the Recapitalization: Mr. Whiting ($671,860), Mr. Dickerman ($527,850), Mr. Harris ($334,500), Mr. Dryer ($130,440), and Mr. Adikes
       ($126,740). The remainder of the bonus for the Named Executive Officers was awarded under the Management Incentive Bonus Plan.

(2) Amounts represent above market return paid on deferred cash awards under the Company's Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(3)    Company matching contributions to the Savings Plus Plan.

(4) Kevin T. Martin was hired September 1, 1997 as President and Chief Operating Officer. Mr. Martin's employment agreement is currently being negotiated. On November 6, 1997 Mr. Dickerman assumed the position of Chairman of Spalding Sports Worldwide Division and Mr. Martin assumed the added responsibility of President of Spalding Sports Worldwide Division.

STOCK OPTION GRANTS IN 1997


                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                     Price Appreciation for Option
                                         Individual Grants                                     Term (2)
                  ----------------------------------------------------------------- --------------------------------
                        Number of      Percent of
                       securities   total options
                       underlying      granted to        Exercise or                     If Stock at     If Stock at
                          options    employees in         base price     Expiration        $8.14           $12.97
 Name                 granted (1)            1997          ($/share)           date          5%              10%
 ----                 ----------    -------------       ------------    -----------          --             ---
 Paul L. Whiting        1,400,000           21.8%            $5.00         2/11/07     $11,396,000      $18,158,000

                           65,240            1.0%             5.00         2/11/07         531,054          846,163

 Kevin T. Martin        1,312,500           20.4%             5.00         9/29/07      10,683,750       17,023,125

 George A. Dickerman    1,091,603           17.0%             5.00         2/11/07       8,885,648       14,158,091

                           49,762            0.8%             5.00         2/11/07         405,063          645,413

 George A. Harris         818,119           12.7%             5.00         2/11/07       6,659,489       10,611,003

                           37,295            0.6%             5.00         2/11/07         303,581          483,716

 Stephen J. Dryer          93,333            1.5%             5.00         2/11/07         759,731        1,210,529

                            5,389            0.1%             5.00         2/11/07          43,866           69,895

 Robert K. Adikes          62,222            1.0%             5.00         2/11/07         506,487          807,019

                            2,836            0.0%             5.00         2/11/07          23,085           36,783


(1) All of these options, which were granted pursuant to the 1996 Employee Stock Ownership Plan were non-qualified, were granted at fair market value on the date of grant, vest ratably over a five-year period, and have a term of ten years. Any outstanding options will become immediately exercisable upon certain transactions that have the effect of a change in control of the Company. If an employee retires under certain circumstances shares owned by such employee may be put to the Company or the Company can call the shares based on a formula, as defined. If an employee dies, becomes permanently disabled or terminates employment the Company can call the shares based on a formula, as defined.

(2) We recommend caution in interpreting the financial significance of these figures. They are calculated by multiplying the number of options granted by the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the Securities and Exchange Commission. They assume the value of Company stock appreciates 5% or 10% each year, compounded annually, for ten years (the life of each option). They are not intended to forecast possible future appreciation, if any, of such stock price or to establish a present value of options. Also, if appreciation does occur at the 5% or 10% per year rate, the amounts shown would not be realized by the recipients until the year 2007. Depending on inflation rates, these amounts may be worth significantly less in 2007, in real terms, than their value today.

MANAGEMENT INCENTIVE BONUS PLAN

       The Company maintains a Management Incentive Bonus Plan ("MIBP") for certain identified key executives of the Company, including department managers and executives senior thereto, including the Named Executive Officers, pursuant to which eligible employees are awarded bonuses based on the Company's annual operating profit (as determined in accordance with general accepted accounting principles) as compared with a target established prior to the beginning of the year. Awards under the MIBP range within a guideline of 15% to 80% of annual salary payments, depending upon a participant's position and commensurate responsibility. Spalding and Evenflo MIBP objectives are set specifically for their operations, and the objectives of the corporate staff relate to consolidated operations. If the annual results do not meet the pre-established objectives, no bonus is earned. If annual results exceed the pre-established objectives, the bonus paid is increased proportionally, up to an additional bonus of no more than 100% of the employee's guideline bonus percentage.

1996 EMPLOYEE STOCK OWNERSHIP PLAN

       The 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "1996 Employee Stock Ownership Plan") provides for the issuance of shares of authorized but unissued or reacquired shares of common stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1996 Employee Stock Ownership Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1996 Employee Stock Ownership Plan permits the issuance of common stock (the "Purchase Stock") and the grant of non-qualified stock options and incentive stock options (the "Options") to purchase shares of common stock and other stock-based awards (the issuance of Purchase Stock and the grant of Options and other stock-based awards pursuant to the 1996 Employee Stock Ownership Plan being a "Grant"). Unless sooner terminated by the Company's Board of Directors, the 1996 Employee Stock Ownership Plan will expire in ten years. Such termination will not affect the validity of any Grant outstanding on the date of termination.

       The Compensation Committee of the Board of Directors administers the 1996 Employee Stock Ownership Plan, including, without limitation, the determination of the employees to whom Grants will be made, the number of shares of common stock subject to each Grant, and the various terms of such Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any Grant, but, except for adjustments made upon a change in the common stock of the Company by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1996 Employee Stock Ownership Plan with respect to the Purchase Stock and the Options without such participant's consent. The Board of Directors retains the right to amend, suspend or terminate the 1996 Employee Stock Ownership Plan.

LONG-TERM INCENTIVE PLAN

       In connection with the 1996 Employee Stock Ownership Plan, the Company canceled the Long-Term Incentive Plan ("LTIP") and paid the total outstanding awards in the 1997 fiscal year.

       The LTIP's provided certain key employees with cash awards based upon the attainment of established financial goals for a predefined period, generally three years. Each participant made an election at the beginning of each program period to receive full payments upon vesting or to defer partial or total payment up to seven years. This cash payout was based upon the value of a unit, which was determined by a net earnings formula set forth in the LTIP and calculated as of the September 30 preceding the payment. The LTIP had been in effect since 1985. Most participants elected to defer all or a portion of their cash award at the end of each cycle. The value of units for which payment was deferred was based on the net earnings formula set forth in the LTIP.

RETIREMENT PLANS

       Spalding & Evenflo Retirement Account Plan ("SERA"). The Company sponsors SERA, a cash balance defined benefit pension plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), for substantially all U.S. salaried employees and the non-union Piqua, Ohio hourly employees. SERA covers all eligible full-time employees who are over age 20 and have at least one year of service. Annually, an addition is made to each participant's account based on a percentage of the participant's salary for that year up to a maximum salary of $160,000. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees 60 and over. The accounts are credited with interest at a rate determined annually based on an average of 30 year Treasury Bonds.

       Supplemental Retirement Plan ("SRP"). As a supplement to the SERA, the Company sponsors the non-qualified SRP which covers highly compensated employees whose benefits are limited by compensation and benefit limitations under the Code. For employees with a salary in excess of $160,000, an addition is made to each participant's account based on a percentage of the participant's salary for that year. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees 60 and over. The accounts are credited with interest at a rate determined annually based on an average of 30 year Treasury Bonds.

       The estimated annual benefits payable under SERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers are as follows:

                                                   Estimated Annual
                              Year Attains         Benefit If Retires at
                                  Age 65           Normal Retirement Age (1)
                              --------------       -------------------------
Paul L. Whiting                  2008                    $  78,680
Kevin T. Martin                  2020                      138,070
George A. Dickerman              2004                       79,550
George A. Harris                 2012                       60,830
Stephen J. Dryer                 2007                       24,420
Robert K. Adikes                 2004                       19,800

-----------------
(1) Under SERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 1997 compensation levels and an annual interest credit of 6.5%, which is the 1998 rate for the interest credit. Benefits are computed without reference to limitations on compensation and benefits to which the SERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

       Savings Plus Plan. The Company sponsors a defined contribution plan qualified under the Code, commonly referred to as a 401(k) plan, for substantially all U.S. salaried employees and the non-union Canton, Georgia and Gloversville, New York hourly employees (the "Savings Plus Plan"). Participants may make pre-tax contributions up to 15% of their aggregate annual salaries. The Company makes a 50% matching contribution on the first 6% of participant contributions. The Company does not match participant contributions in excess of 6%.

CHANGE IN CONTROL SEVERANCE AGREEMENTS

       S&E maintains Change In Control Severance Agreements (the "Severance Contracts") for certain executives of S&E pursuant to which these employees could be compensated and could receive severance payments when a change in control or potential change in control of S&E occurs.

       The September 30, 1996 Recapitalization was a change in control under the provisions of the Severance Contracts and severance payments will be made if a covered employee terminates with cause or is terminated by the Company without cause.

       The Severance Contracts generally permit an eligible employee to receive severance payments for a period of 12, 24 or 35 months, as the case may be, or until the employee reaches the age of 65 whichever comes first consisting of (a) monthly payments of a combination of 1/12 of such person's highest annual base salary and bonus, and (b) continued life, disability, accident and health insurance benefits offset by such person's COBRA benefits. In addition, selected senior and top management will receive an additional lump-sum payment of 50% and 100%, respectively, of the amount by which the employee's benefit under their tax-qualified retirement plans maintained by S&E or one of its subsidiaries would have been increased if contributions and/or benefit accruals under such plans had continued during the period of continued benefits. The Severance Contracts will expire in 24 or 36 months following September 30, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee of the Board of Directors (the "Committee") consists entirely of non-employee Directors. The Committee establishes and regularly reviews executive compensation levels and policies, and authorizes short- and long-term awards in the form of cash or stock.

       Compensation for executives is based on the principles that compensation must (a) be competitive with other quality companies in order to help attract, motivate and retain the talent needed to lead and grow the company's business,
(b) provide a strong incentive for key managers to achieve the Company's goals, and (c) make prudent use of the Company's resources.

       No person who served during fiscal 1997 as an executive officer of the Company serves or has served on the Committee or as a director of another company, one of whose executive officers serves as a director of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table, as of December 15, 1997, sets forth certain information regarding the beneficial owners of the Company's Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock, (ii) each Director, (iii) the Chief Executive Officer and each of the Named Executive Officers (as defined), and (iv) all directors and Named Executive Officers as a group.

                                               NUMBER OF
NAME                                        SHARES OWNED (1)       PERCENTAGE
----                                        ----------------       ----------
Strata L.L.C.(1) .........................    86,154,840              88.8
   9 West 57th Street
   New York,  NY 10019
Abarco N.V.(2) ...........................     6,480,000               6.6
   c/o ABN Trust Company
   (Curacao N.V.)
   P.O. Box 224, 15 Pietermaai
   Curacao, Netherlands Antilles
Henry R. Kravis(1) .......................            --                 *
George R. Roberts(1) .....................            --                 *
Michael T. Tokarz(1) .....................            --                 *
Marc S. Lipschultz(1) ....................            --                 *
Gustavo A. Cisneros(2) ...................            --                 *
Edwin L. Artzt ...........................       200,000                 *
Paul L. Whiting(3) .......................       720,000                 *
Kevin T. Martin(3) .......................       375,000                 *
Robert K. Adikes(3) ......................        30,222                 *
Stephen J. Dryer(3) ......................        77,334                 *
W. Michael Kipphut(3) ....................        55,334                 *
George A. Dickerman(3) ...................       530,207                 *
George A. Harris(3) ......................       397,372                 *
All named officers and
   directors as a group(3) ...............     2,385,469               2.4

----------------------
* Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) Shares of Common Stock shown as beneficially owned by Strata L.L.C. are held by Strata. Strata L.L.C. is the sole general partner of KKR Associates (Strata). KKR Associates (Strata), a limited partnership, is the sole general partner of Strata Associates L.P. and possesses sole voting and investment power with respect to such shares. Strata L.L.C. is a limited liability company the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael
       W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive Committee of Strata L.L.C. Messrs. Kravis, Roberts and Tokarz are also directors of the Company. Mr. Marc S. Lipschultz is a limited partner of KKR Associates (Strata) and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by Strata L.L.C. Each of such individuals disclaim beneficial ownership of such shares.

(2) A trust for the benefit of relatives of Gustavo A. Cisneros and a trust for the benefit of Ricardo J. Cisneros and relatives of Ricardo J. Cisneros each owns a 50% indirect beneficial ownership interest in the equity of Abarco. The trustees of both trusts are Dr. Peter Marxer and Protec Trust Management Establishment, each with the address Postfach 484, Heiligkreuz 6, F1 9490 Vaduz, Liechtenstein. Mr. Gustavo A. Cisneros is also a director of the Company. Mr. Gustavo A. Cisneros may be deemed to have beneficial ownership of the shares beneficially owned by the trusts created by him. Mr. Gustavo A. Cisneros disclaims beneficial ownership of such shares.

(3) Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after December 15, 1997, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of December 15, 1997, and (ii) the number of stock options exercisable within 60 days of December 15, 1997, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of stock options by any other person or entity.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See Note A of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

       See Note L of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the Company's 1996 Employee Stock Ownership Plan and the Company's 1994 Management Stock Ownership Plan.

       Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $1.0 million in fiscal 1997 pursuant to such management agreement with KKR.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) 1. Financial Statements                                                 Page
                                                                            ----
      Independent Auditors' Report ......................................    35
      Statements of Consolidated Earnings (Loss)
        and Comprehensive Earnings (Loss)
        for the years ended September 30, 1997,
        1996, and 1995 ..................................................    36
      Consolidated Balance Sheets as of
        September 30, 1997 and 1996 .....................................    37
      Statements of Consolidated Cash Flows for
        the years ended September 30,
        1997, 1996, and 1995 ............................................    38
      Statements of Consolidated Shareholders' Equity
        (Deficiency) for the years ended
        September 30, 1997, 1996, and 1995 ..............................    39
      Notes to Consolidated Financial Statements ........................    40

2. Financial Statement Schedule

      Schedule                                                             Page
      --------                                                             ----
          Independent Auditors' Report on Schedule ......................    79
          II - Valuation and Qualifying Accounts  .......................    80

      Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.    Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

     Exhibit  Description
     -------  -----------
       2.1    Recapitalization and Stock Purchase Agreement, dated August 15,
              1996, by and among Strata Holdings L. P., E&S Holdings Corporation and Abarco N.V. (incorporated by reference from Exhibit 2.1 to
              Registration Statement No. 333-14569 filed by the Company on
              January 9, 1997).

       2.2    Amendment No. 1 to the Recapitalization and Stock Purchase
              Agreement, dated September 30, 1996, by and among Strata Holdings
              L.P., E&S Holdings Corporation and Abarco N.V. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       3.1    Restated Certificate of Incorporation of E&S Holdings Corporation
              (incorporated by reference from Exhibit 3.1 to Registration
              Statement No. 333-14569 filed by the Company on January 9, 1997).

       3.2    Bylaws of E&S Holdings Corporation (incorporated by reference from
              Exhibit 3.2 to Registration Statement No. 333-14569 filed by the
              Company on January 9, 1997).

       4.1    Indenture between E&S Holdings Corporation and Marine Midland
              Bank, as Trustee (incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-14569 filed by the Company on
              January 9, 1997).

       4.2 Form of 10 3/8 % Senior Subordinated Notes due 2006 (incorporated by reference from Exhibit 4.2 to Registration Statement No.
              333-14569 filed by the Company on January 9, 1997).

     Exhibit  Description
     -------  -----------
       4.3    Form of 10 3/8 % Series B Senior Subordinated Notes due 2006
              (incorporated by reference from Exhibit 4.3 to Registration
              Statement No. 333-14569 filed by the Company on January 9, 1997).

       4.4    Registration Rights Agreement dated September 30, 1996, among E&S
              Holdings Corporation, Merrill Lynch & Co., Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, NationsBanc Capital Markets, Inc., BA
              Securities, Inc. and BT Securities Corporation (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       4.5    1996 Employee Stock Ownership Plan (incorporated by reference from
              Exhibit 4.7 to Registration Statement No. 333-20463 filed by the
              Company on January 27, 1997).

       10.1 $650,000,000 Credit Agreement dated as of September 30, 1996, among E&S Holdings Corporation, as the Borrower, Bank of America
              National Trust and Savings Association, as Swing Line Lender, as
              Fronting Lender and as Administrative Agent, Merrill Lynch Capital
              Corporation, as Documentation Agent, NationsBank, N.A. (South), as
              Syndication Agent, and lenders (incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-14569 filed by the
              Company on January 9, 1997).

       10.2   Guaranty dated as of September 30, 1996, made by Spalding &
              Evenflo Companies, Inc., Evenflo Company, Inc., Etonic Worldwide
              Corporation, S&E Finance Co., Inc., Lisco, Inc., Lisco Sports,
              Inc., Lisco Feeding, Inc., Lisco Furniture, Inc., and EWW Lisco,
              Inc. in favor of Bank of America National Trust and Savings
              Association (incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-14569 filed by the Company on
              January 9, 1997).

       10.3   Pledge Agreement dated as of September 30, 1996, made by E&S
              Holdings Corporation in favor of Bank of America National Trust and Savings Association (incorporated by reference from Exhibit
              10.3 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.4 Registration Rights Agreement dated as of September 30, 1996 by and among E&S Holdings Corporation, Strata Associates, L. P., and
              KKR Partners II, L.P. (incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.5   Agreement dated as of February 1, 1992, by and between NBA
              Properties, Inc. and Spalding & Evenflo Companies, Inc.
              (incorporated by reference from Exhibit 10.5 to Registration
              Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.6   Termination Bonus Agreement (Senior and Other Managers)
              (incorporated by reference from Exhibit 10.6 to Registration
              Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.7 Termination Bonus Agreement (Top Managers) (incorporated by reference from Exhibit 10.7 to Registration Statement No.
              333-14569 filed by the Company on January 9, 1997).

       10.8   Form of Change of Control Agreement (Senior Managers)
              (incorporated by reference from Exhibit 10.8 to Registration
              Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.9 Form of Change of Control Agreement (Top Managers) (incorporated by reference from Exhibit 10.9 to Registration Statement No.
              333-14569 filed by the Company on January 9, 1997).

       10.10 Form of Change of Control Agreement (Other Managers) (incorporated by reference from Exhibit 10.10 to Registration Statement No.
              333-14569 filed by the Company on January 9, 1997).

     Exhibit  Description
     -------  -----------

       10.11  Form of Letter of Agreement between the Company and Kohlberg
              Kravis Roberts & Co., L.P. (incorporated by reference from Exhibit
              10.11 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       10.12  Agreement dated as of February 3, 1997, by and between NBA
              Properties, Inc. and Spalding & Evenflo Companies, Inc.
              (incorporated by reference from Exhibit 10 to the Company's
              Quarterly Report 10-Q for the fiscal quarter ended December 31, 1996, filed by the Company on February 14, 1997).

       10.13  Asset Purchase Agreement dated as of March 7, 1997, by and among
              Gerry Baby Products Company, Gerry Wood Products Company, as sellers, Huffy Corporation, and Evenflo Company, Inc. as purchaser
              (incorporated by reference from Exhibit 10.1 to the Company's
              Quarterly Report 10-Q for the fiscal quarter ended June 30, 1997, filed by the Company on August 7, 1997).

       10.14  Asset Purchase Agreement among Ben Hogan Co., the Trusts for the
              Benefit of William Goodwin's Children, and Evenflo & Spalding
              Holdings Corporation dated as of November 26, 1997.

       12     Computation of Ratio of Earnings to Fixed Charges.

       21     List of Subsidiaries (incorporated by reference from Exhibit 21 to
              Registration Statement No. 333-14569 filed by the Company on
              January 9, 1997).

       23.1 Consent of Simpson Thacher & Bartlett (included as part of its opinion filed as Exhibit 5) (incorporated by reference from
              Exhibit 23.1 to Registration Statement No. 333-14569 filed by the
              Company on January 9, 1997).

       23.2 Consent of Simpson Thacher & Bartlett (included as part of its opinion filed as Exhibit 8) (incorporated by reference from
              Exhibit 23.2 to Registration Statement No. 333-14569 filed by the
              Company on January 9, 1997).

       23.3 Consent of Deloitte & Touche LLP, independent certified public accountants (incorporated by reference from Exhibit 23.4 to Registration Statement No. 333-14569 filed by the Company on
              January 9, 1997).

       23.4 Consent of Deloitte & Touche LLP, independent certified public accountants.

       24 Powers of Attorney (included on page II-4) (incorporated by reference from Exhibit 24 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       27     Financial Data Schedule

       99.1 Form of Letter of Transmittal (incorporated by reference from Exhibit 99.1 to Registration Statement No. 333-14569 filed by the
              Company on January 9, 1997).

       99.2 Form of Notice of Guaranteed Delivery (incorporated by reference from Exhibit 99.2 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).

       99.3   Evenflo & Spalding Holdings Corporation Management Incentive Bonus
              Plan dated January 15, 1997 (incorporated by reference from
              Exhibit 99 to the Company's Quarterly Report 10-Q for the fiscal quarter ended December 31, 1996, filed by the Company on February
              14, 1997).

(b)    Reports on Form 8-K

       The Company filed one report on Form 8-K with the Securities and Exchange Commission subsequent to the last quarter of the period covered by this report. The Report was filed on November 17, 1997 to report (i) the Company signed a letter of intent to acquire certain assets of the Ben Hogan Co. primarily in exchange for common stock in Evenflo & Spalding Holdings Corporation, and (ii) the Company announced that George A. Dickerman has been named Chairman of the Board of Spalding Sports Worldwide. Kevin T. Martin, President and Chief Operating Officer of Evenflo & Spalding Holdings Corporation, will become President of Spalding, succeeding Mr. Dickerman in that position. In addition to his new post at Spalding, Mr. Martin will continue to serve as President and Chief Operating Officer at Evenflo & Spalding Holdings Corporation.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EVENFLO & SPALDING HOLDINGS CORPORATION

                                  By: /s/  Paul L. Whiting
                                           ------------------------------------
                                           Paul L. Whiting
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been duly signed by the following persons in the capacities and on the dates indicated.

Signature                          Title                                         Date
---------                          -----                                         ----

/s/  Paul L. Whiting               Chairman of the Board of Directors and        December 19, 1997
-------------------------------    Chief Executive Officer
     Paul L. Whiting

/s/  Kevin T. Martin               Director, President and Chief Operating       December 19, 1997
-------------------------------    Officer and President of Spalding Sports
     Kevin T. Martin               Worldwide Division

/s/  Robert K. Adikes              Vice President, Secretary and                 December 19, 1997
-------------------------------    General Counsel
     Robert K. Adikes

/s/  Stephen J. Dryer              Vice President and Controller                 December 19, 1997
-------------------------------    (a Principal Accounting Officer)
     Stephen J. Dryer

/s/  W. Michael Kipphut            Vice President and Treasurer                  December 19, 1997
-------------------------------    (a Principal Financial Officer)
     W. Michael Kipphut

/s/  Henry R. Kravis              Director            December 19, 1997
----------------------------
     Henry R. Kravis

/s/  George R. Roberts            Director            December 19, 1997
----------------------------
     George R. Roberts

/s/  Michael T. Tokarz            Director            December 19, 1997
----------------------------
     Michael T. Tokarz

/s/  Marc S. Lipschultz           Director            December 19, 1997
----------------------------
     Marc S. Lipschultz

/s/  Gustavo A. Cisneros          Director            December 19, 1997
----------------------------
     Gustavo A. Cisneros

/s/  Edwin L. Artzt               Director            December 19, 1997
----------------------------
     Edwin L. Artzt

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evenflo & Spalding Holdings Corporation

We have audited the consolidated financial statements of Evenflo & Spalding Holdings Corporation (formerly E&S Holdings Corporation) and subsidiaries (the "Company") as of September 30, 1997 and 1996, and for each of the three fiscal years in the period ended September 30, 1997, and have issued our report thereon dated November 7, 1997 (included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Tampa, Florida
November 7, 1997

                                                                     SCHEDULE II


            EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                 Years Ended September 30, 1997, 1996, and 1995
                             (Dollars in thousands)


                                                                                 Charged
                                             Balance at      Charged to costs    to other                     Balance at
Description                              beginning of year      and expenses     accounts(A)   Deductions(B)  end of year
-----------                              -----------------   ----------------    --------      ----------     -----------
1997-Allowance for doubtful accounts           $4,373              4,284             646         (5,362)         3,941

1996-Allowance for doubtful accounts            3,247              6,527           1,158         (6,559)         4,373

1995-Allowance for doubtful accounts            3,039              2,921             408         (3,121)         3,247

Notes:

(A) Recoveries on accounts previously charged off. The amount for 1997 includes $386 for the beginning allowance from the Gerry Acquisition. The amount for 1996 includes $824 for the beginning allowance from the Etonic Acquisition.

(B)    Uncollectible accounts written off.