Form 10-Q
period 1997-12-31
EVENFLO & SPALDING HOLDINGS CORP
filed 1998-02-05
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ____________________

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1997
                                ______________________________________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _________________________

                        Commission file number 333-14569

                    EVENFLO  & SPALDING HOLDINGS CORPORATION
________________________________________________________________________________
           (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     59-2439656
________________________________________________________________________________
  (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)


601 South Harbour Island Boulevard, Suite 200, Tampa, Florida     33602-3141
________________________________________________________________________________
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:      (813) 204-5200
                                                    ___________________________

_______________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       _____     _____

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at January 30, 1998, was 96,931,741 shares.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
AND COMPREHENSIVE EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      Three months ended
                                                                                           December 31,
                                                                                   --------------------------
                                                                                       1997             1996
                                                                                       ----             ----
NET SALES                                                                          $ 157,049          125,194

    Cost of sales                                                                    113,276           87,173
                                                                                   ---------          -------

GROSS PROFIT                                                                          43,773           38,021

    Selling, general and administrative expenses                                      54,847           50,298
    Royalty income, net                                                               (4,022)          (2,877)
    Restructuring costs                                                                  409              661
                                                                                   ---------          -------

INCOME (LOSS) FROM OPERATIONS                                                         (7,461)         (10,061)

    Interest expense, net                                                             18,244           16,625
    Currency loss (gain), net                                                            941              (30)
                                                                                   ---------          -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                  (26,646)         (26,656)

    Income taxes (benefit)                                                            (9,102)         (13,328)
                                                                                   ----------         -------


NET EARNINGS (LOSS)                                                                  (17,544)         (13,328)

    Other comprehensive earnings (loss) - currency translation
         adjustments net of tax benefit of $153 and $102                                 (40)             318
                                                                                   ---------          -------

COMPREHENSIVE EARNINGS (LOSS)                                                      $ (17,584)         (13,010)
                                                                                   =========          =======


See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,   September 30,
ASSETS                                                                                1997            1997
------                                                                                ----            ----
CURRENT ASSETS
Cash                                                                             $     3,734            5,168
Receivables, less allowance of $3,966 and $3,941                                     188,535          243,571
Inventories                                                                          208,656          157,512
Deferred income taxes                                                                 13,330           13,860
Other                                                                                 10,767            8,955
                                                                                 -----------        ---------
         TOTAL CURRENT ASSETS                                                        425,022          429,066
Property, plant and equipment, net                                                   111,240          110,195
Intangible assets, net                                                               164,984          154,123
Deferred income taxes on acquired non-U.S. trademark                                  44,539           45,518
Deferred financing costs                                                              28,435           29,594
Other                                                                                  3,481            3,349
                                                                                 -----------        ---------
         TOTAL ASSETS                                                            $   777,701          771,845
                                                                                 ===========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
CURRENT LIABILITIES
Non-U.S. bank loans                                                              $    16,160           17,674
Current maturities of long-term debt                                                  17,500           17,500
Accounts payable                                                                     178,837          183,657
Accrued expenses                                                                      65,574           79,348
Income taxes                                                                             649              811
                                                                                 -----------        ---------
         TOTAL CURRENT LIABILITIES                                                   278,720          298,990
Long-term debt                                                                       653,125          609,900
Deferred income taxes                                                                   (111)          10,614
Pension                                                                               12,288           12,327
Post-retirement benefits                                                               8,910            8,910
Other                                                                                  1,698            1,735
                                                                                 -----------        ---------
         TOTAL LIABILITIES                                                           954,630          942,476
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.01 par value, 150,000,000 shares authorized
     and 96,911,741 and 94,655,078 shares outstanding                                    969              947
Paid-in capital                                                                      443,043          431,780
Retained earnings (deficit)                                                         (616,611)        (599,067)
Accumulated other comprehensive earnings (loss) - currency
    translation adjustments                                                           (4,330)          (4,291)
                                                                                 -----------        ---------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                    (176,929)        (170,631)
                                                                                 -----------        ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                 $   777,701          771,845
                                                                                 ============       =========



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                        Three months ended
                                                                                            December 31,
                                                                                    --------------------------
INCREASE (DECREASE) IN CASH                                                            1997             1996
---------------------------                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                $ (17,544)         (13,328)
Adjustments to reconcile net earnings (loss) to net cash
   provided (used) by operating activities:
    Depreciation                                                                       5,207            4,649
    Intangibles amortization                                                           1,353            1,142
    Deferred income taxes                                                             (9,216)          (4,836)
    Deferred financing cost amortization                                               1,159            1,160
    Other                                                                                (39)               2
                                                                                   ---------          -------
         Subtotal                                                                    (19,080)         (11,211)
    Receivables                                                                       55,036           24,058
    Inventories                                                                      (47,761)         (34,628)
    Current liabilities, excluding bank loans                                        (19,856)         (17,539)
    Other                                                                             (1,629)          (1,787)
                                                                                   ---------          -------
             NET CASH USED BY OPERATING ACTIVITIES                                   (33,290)         (41,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                  (6,475)          (5,051)
Payment to purchase net assets of Hogan                                               (1,641)               0
                                                                                   ---------          -------
             NET CASH FLOWS USED IN INVESTING ACTIVITIES                              (8,116)          (5,051)
                                                                                   ---------          -------
             NET CASH USED BEFORE FINANCING ACTIVITIES                               (41,406)         (46,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit loan                                40,200          (22,000)
Net borrowings (repayment) of other indebtedness                                      (1,514)           1,223
Proceeds from issuance of common stock                                                 1,311                0
Repurchase of common stock                                                               (25)               0
                                                                                   ---------          -------
             NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                   39,972          (20,777)
                                                                                   ---------          -------

CASH -       net change                                                               (1,434)         (66,935)
             beginning of period                                                       5,168           75,298
                                                                                   ---------          -------
             end of period                                                         $   3,734            8,363
                                                                                   =========          =======

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                      $  22,815            7,016
Income taxes paid                                                                        568              351
Non-cash portion of acquisition of Hogan net assets for
   common stock and a 10 1/2% note                                                    13,025                0




See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related condensed statements of consolidated earnings (loss) and comprehensive earnings (loss) and of cash flows for the three month periods ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of September 30, 1997, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended September 30, 1997 (file no. 333-14569).

INVENTORIES

                                                       December 31,            September 30,
                                                          1997                     1997
                                                       ------------            -------------
                 Finished goods                         $ 139,547                  99,733
                 Work in process                           39,852                  28,031
                 Raw materials                             29,257                  29,748
                                                        ---------                --------
                 Total inventories                      $ 208,656                 157,512
                                                        =========                ========

ACQUISITIONS


On April 21, 1997, the Company acquired the net assets of Gerry Baby Products Company ("Gerry") for a purchase price of $68,652. Gerry has manufacturing operations in Colorado and in Wisconsin and maintains its administrative operations in Colorado. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs, dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names. The Gerry acquisition was accounted for using the purchase method; accordingly, the operating results of Gerry have been included in the condensed statement of consolidated earnings
(loss) from the date of acquisition. If the acquisition had taken place at October 1, 1996, rather than in April 1997, Gerry's unaudited results of operations would have increased pro forma consolidated net sales and net loss by $23,383 and $742 for the quarter ended December 31, 1996.

On November 26, 1997, the Company acquired certain assets of the Ben Hogan Co. ("Hogan") for a purchase price of $14,666, consisting of $10,000 in Company common stock (2 million shares), $3,025 in a 10 1/2% note due November 25, 2000, and $1,641 in cash. Hogan manufactures and/or markets golf clubs, golf balls, and golf accessories. The Hogan acquisition was accounted for using the purchase method; accordingly, the operating results of Hogan have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. Consolidated pro forma net sales and net loss would not have been materially different from the Company's reported amounts for 1996.

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

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Evenflo & Spalding Holdings Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related condensed statements of consolidated earnings (loss) and comprehensive earnings (loss) and of cash flows for the three months ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company at September 30, 1997, and the related statements of consolidated earnings (loss) and comprehensive earnings (loss), consolidated cash flows and consolidated shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated November 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Tampa, Florida
January 30, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the December 31, 1997, Form 10-Q and related filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

                 Quarter Ended December 31, 1997 ("1998 first
                  quarter") as compared to the Quarter Ended
                   December 31, 1996 ("1997 first quarter")

NET SALES are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased 25.4% to $157.0 million for the 1998 first quarter compared to $125.2 million for the same period in the prior year. Spalding net sales increased 15.6% to $87.4 million for the 1998 first quarter compared to $75.6 million for the 1997 first quarter. Net sales of Spalding's golf balls, clubs, and bags for the 1998 first quarter were up $20.2 million or 80.0% over the 1997 first quarter. Spalding experienced higher net sales of Top-Flite(R) golf balls, as well as Top-Flite(R) and Spalding(R) golf clubs. Net sales of other sporting goods declined $1.6 million or 11.3%, primarily due to lower sales of inflated balls outside the core basketball line. Etonic net sales declined $4.9 million or 31.7% from the comparable prior period due to competitive pricing in athletic shoes and traditional spiked golf shoes, partially offset by higher net sales of The Difference(R) spikeless golf shoes. International net sales at Spalding declined $1.9 million or 9.0% in the 1998 first quarter compared to the 1997 first quarter. The decrease resulted primarily from lower net sales in Japan, Southeast Asia, Australia, and Mexico, partially offset by net sales increases in Europe and Canada. Weaker currencies compared to the U.S. dollar negatively impacted Spalding's international 1998 first quarter net sales by approximately $1.7 million compared to the 1997 first quarter.


Net sales at Evenflo for the 1998 first quarter increased 40.4% to $69.7 million from $49.6 million for the 1997 first quarter. Evenflo's net sales increase is primarily attributable to the inclusion of Gerry net sales in the 1998 first quarter as a result of the April 1997 acquisition of Gerry. Without Gerry, Evenflo's net sales were essentially flat, with higher net sales of car seats and feeding products offset by lower net sales of play yards. International net sales at Evenflo increased $0.1 million in the 1998 first quarter compared to the 1997 first quarter principally due to higher net sales in Canada and Mexico. Weaker currencies compared to the U.S. dollar negatively impacted Evenflo's international 1998 first quarter net sales by approximately $0.5 million compared to the 1997 first quarter.

GROSS PROFIT is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing, and procurement. For the 1998 first quarter, Company gross profit increased $5.8 million to $43.8 million from $38.0 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 27.9% for the 1998 first quarter from 30.4% for the comparable prior year quarter. Spalding's 1.5% gross margin increase from sales of higher margin golf products was more than offset by a decrease in gross margin at Evenflo, principally from sales of lower margin Gerry products, returns and lower absorption of manufacturing costs from reduced manufacturing volumes.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs, and professional fees. SG&A expenses were $54.8 million, or 9.0% higher than SG&A expenses of $50.3 million in the comparable quarter last year. Spalding's SG&A expenses increased $1.2 million in the 1998 first quarter primarily from higher selling, advertising, promotion, and endorsement costs, partially offset by $0.9 million in costs related to the acquisition of Etonic Canadian distribution rights in the prior period that did not recur in the 1998 first quarter. Evenflo had $3.1 million higher SG&A expenses in the 1998 first quarter principally due to the addition of Gerry, partially offset by lower product liability expenses compared to the 1997 first quarter. The corporate office had $0.2 million higher SG&A expenses in the 1998 first quarter.

ROYALTY INCOME increased to $4.0 million in the 1998 first quarter from $2.9 million in the 1997 first quarter, an increase of $1.1 million or 39.8%. The increase is principally due to royalty income settlements on Evenflo play yards and Gerry strollers.

RESTRUCTURING COSTS were $0.4 million in the 1998 first quarter consisting of
(i) $0.3 million of Spalding international restructuring costs and (ii) $0.1 million of Gerry restructuring costs. The 1997 first quarter had $0.7 million of Spalding international restructuring costs. In fiscal 1997, the Company implemented plans to restructure Spalding international operations and to integrate Gerry into its Evenflo operations. The Company estimates fiscal 1998 total unusual expenses of approximately $1.8 million to complete the Gerry integration. Based on changes in certain international markets, the Company is evaluating additional restructuring actions beyond those previously announced in fiscal 1997.

INTEREST EXPENSE increased to $18.2 million in the 1998 first quarter from $16.6 million in the 1997 first quarter, an increase of $1.6 million or 9.7%. This increase is due to higher average borrowings under the Company's $250 million Revolving Credit Facility, which combined with $400 million of term loans makes up the Company's $650 million Credit Facility (the "Credit

Facility"). The Company also has outstanding $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility and certain non-U.S. borrowing arrangements for the 1998 first quarter was $688 million compared to $617 million under the Company's borrowing arrangements then in effect during the 1997 first quarter.

CURRENCY LOSS of $0.9 million was $1.0 million higher in the 1998 first quarter than in the 1997 first quarter. See "-Liquidity and Capital Resources."

INCOME TAXES were a tax benefit of $9.1 million for the 1998 first quarter, which represents an effective tax rate of 34% in relation to a loss before income taxes of $26.6 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduce the benefit realized on the loss. The effective tax rate for the comparable quarter in the prior year of 50% varied from the statutory rate due to projected benefits anticipated from utilization of non-U.S. net operating losses. The 1997 first quarter effective tax rate was subsequently adjusted in the 1997 third and fourth quarters due to higher than expected losses by non-U.S. subsidiaries for which no tax benefit was recognized.

NET LOSS was $17.5 million for the 1998 first quarter compared to $13.3 million for the 1997 first quarter. The $4.2 million decrease in earnings was a result of a $2.6 million increase in earnings from operations offset by $1.6 million higher interest expense, $1.0 million higher currency loss and a $4.2 million lower income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Credit Facility and certain non-U.S. facilities. The Company believes its business is somewhat seasonal. For fiscal 1997, quarterly net sales as a percentage of total sales were approximately 15%, 25%, 30%, and 30%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (13)%, 29%, 40%, and 44%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from credit facilities have been invested in receivables and inventories.

For the 1998 first quarter, the Company used $41.4 million in cash before financing activities to fund $33.3 million in operating activities, and invest $6.5 million in capital expenditures and $1.6 million in the acquisition of Hogan. Cash usage in the 1998 first quarter were funded from (i) $1.4 million in excess cash and cash equivalents at September 30, 1997, (ii) $38.7 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations, and (iii) $1.3 million in proceeds from the issuance of common stock (net of repurchases) to certain key employees of the Company under the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries.

Net cash flow used by operating activities for the 1998 first quarter was $33.3 million compared to $41.1 million for the 1997 first quarter. The $7.8 million lower use of cash for operating activities when compared to the 1997 first quarter was due to a $15.7 million decrease in the use of cash for working capital (principally receivables and payables) offset by $4.2 million higher net loss and $3.7 million in deferred taxes and other non-cash expenses.

Capital expenditures were $6.5 million for the 1998 first quarter compared to $5.1 million in the 1997 first quarter. Spalding capital expenditures were $1.9 million higher in the 1998 first quarter, the majority of which was used to improve production equipment and continue a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts operations. Management estimates the completion of the multiphase project could require an additional $12.5 million to be invested in the remainder of fiscal 1998. Capital expenditures at Evenflo were $0.4 million lower than the comparable 1997 first quarter. Evenflo is in the process of expanding its warehousing and shipping facilities in Piqua, Ohio and Canton, Georgia in order to improve efficiency and accommodate the consolidation of Gerry's Colorado operations. Management estimates the completion of the expansion and facilities upgrade could require an additional $4.5 million to be invested in the remainder of fiscal 1998. As a result of these and other capital programs, management expects capital expenditure levels in the 1998 fiscal year to be similar to those in the 1997 fiscal year.

On November 26, 1997, the Company acquired certain assets of the Ben Hogan Co. for a purchase price of $14.7 million. The purchased net assets consisted of the following (dollars in millions):

                 Inventories                             $   3.4
                 Equipment                                   0.2
                 Intangible assets                          12.2
                                                         -------
                   Total                                    15.8
                 Accrued expenses                           (1.1)
                                                         -------
                 Net assets purchased                    $  14.7
                                                         =======


The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility and under credit facilities available to certain of the Company's non-U.S. facilities. At December 31, 1997, the Company had an available borrowing capacity of approximately $51.5 million (reduced to reflect $130.9 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility.

EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1998 first quarter (dollars in thousands):

                                             Three Months Ended December 31, 1997
                                      -------------------------------------------------------
                                                              Historical Cash Flow
                                       Other items        net cash provided by (used in)
                                       affecting       --------------------------------------
                     Historical        historical       Operating    Investing     Financing
                      EBITDA             EBITDA        activities    activities    activities
                      ------             ------        ----------    ----------    ----------
 Spalding            $ (1,383)               349         (1,958)      (3,888)        5,259

 Evenflo                1,649                409         (6,770)      (4,228)       10,869

 Corporate             (2,108)                18        (24,562)           -        23,844
                     --------              -----        -------       ------        ------

 Consolidated        $ (1,842)               776        (33,290)      (8,116)       39,972
                     ========              =====        =======       ======        ======


Spalding. Spalding's 1998 first quarter historical EBITDA included $0.3 million of unusual costs to restructure its international operations. See "-Restructuring Costs."

Evenflo. Evenflo's 1998 first quarter historical EBITDA was adversely affected by $0.4 million of unusual costs consisting of (i) $0.1 million to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations, (ii) $0.1 million attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and (iii) $0.2 million in Year 2000 conversion costs. The Company estimates fiscal 1998 total unusual expenses to complete its Gerry integration will approximate $1.8 million.





                                             Three Months Ended December 31, 1996
                                      -------------------------------------------------------
                                                              Historical Cash Flow
                                       Other items        net cash provided by (used in)
                                       affecting       --------------------------------------
                     Historical        historical       Operating    Investing     Financing
                      EBITDA             EBITDA        activities    activities    activities
                      ------             ------        ----------    ----------    ----------
 Spalding            $ (4,605)           1,594          (15,267)        (453)         1,499

 Evenflo                2,218              622           (8,021)      (4,598)         9,748

 Corporate             (1,853)               -          (17,819)           -        (32,024)
                     --------          -------          -------       ------        -------

 Consolidated        $ (4,240)           2,216          (41,107)      (5,051)       (20,777)
                     ========           ======          =======       ======        =======


Spalding. Spalding's 1997 first quarter historical EBITDA included $1.6 million of unusual costs consisting of (i) $0.7 million to restructure its international operations and (ii) $0.9 million to purchase its Etonic Canadian distribution rights.

Evenflo. Evenflo's 1997 first quarter historical EBITDA was adversely affected by $0.6 million of unusual costs consisting of (i) $0.4 million attributable to the Piqua, Ohio manufacturing and warehouse reconfiguration, (ii) $0.4 million to consolidate certain of its operations that were previously managed separately; partially offset on a pro forma basis by $0.2 million in negative EBITDA from Gerry's operations had they been included in the 1997 first quarter.

The Company does not believe that its historic net losses in the 1998 first quarter and the 1997 fiscal year are indicative of a current or a future inability to service its debt. The Company expects cash flows from operations to improve in future periods through the implementation of its business strategies, although there can be no assurance as to the success of such strategies.

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

PART II.   OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

Reference is made to Part I, Item 3 "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, filed December 19, 1997. Since December 19, 1997, the Company has not been named as a defendant in any action which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                   27         Financial Data Schedule


             (b) Reports on Form 8-K
                    None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Evenflo & Spalding Holdings Corporation
                                                  (Registrant)



Date:    February 5, 1998               By:   /s/ W. Michael Kipphut
                                              --------------------------------
                                              W. Michael Kipphut
                                              Vice President and Treasurer
                                              (a Principal Financial Officer and
                                              authorized signatory)