Form 10-Q
period 1998-03-31
EVENFLO & SPALDING HOLDINGS CORP
filed 1998-05-15
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                        Commission file number 333-14569

                     EVENFLO & SPALDING HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                        59-2439656
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

601 South Harbour Island Boulevard, Suite 200, Tampa, Florida         33602-3141
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:           (813) 204-5200
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

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at April 30, 1998, was 96,931,741 shares.

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
AND COMPREHENSIVE EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                        Three months ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1998           1997
                                                                     ---------       --------
NET SALES                                                            $ 236,551        205,871

     Cost of sales                                                     164,379        135,886
                                                                     ---------       --------

GROSS PROFIT                                                            72,172         69,985

     Selling, general and administrative expenses                       68,593         57,002
     Royalty income, net                                                (2,784)        (2,895)
     Restructuring costs                                                 5,352            400
                                                                     ---------       --------

INCOME FROM OPERATIONS                                                   1,011         15,478

     Interest expense, net                                              19,331         17,201
     Currency loss, net                                                    618            251
                                                                     ---------       --------

EARNINGS (LOSS) BEFORE INCOME TAXES                                    (18,938)        (1,974)

     Income taxes (benefit)                                             (6,379)          (987)
                                                                     ---------       --------


NET EARNINGS (LOSS)                                                    (12,559)          (987)

     Other comprehensive earnings (loss) - currency translation
         adjustments net of tax benefit of $45 and $25                    (111)          (530)
                                                                     ---------       --------

COMPREHENSIVE EARNINGS (LOSS)                                        $ (12,670)        (1,517)
                                                                     =========       ========



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
AND COMPREHENSIVE EARNINGS (LOSS)
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Six months ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1998            1997
                                                                     ---------        -------
NET SALES                                                            $ 393,600        331,065

     Cost of sales                                                     277,655        223,059
                                                                     ---------        -------

GROSS PROFIT                                                           115,945        108,006

     Selling, general and administrative expenses                      123,440        107,300
     Royalty income, net                                                (6,806)        (5,772)
     Restructuring costs                                                 5,761          1,061
                                                                     ---------        -------

INCOME (LOSS) FROM OPERATIONS                                           (6,450)         5,417

     Interest expense, net                                              37,575         33,826
     Currency loss, net                                                  1,559            221
                                                                     ---------        -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                    (45,584)       (28,630)

     Income taxes (benefit)                                            (15,481)       (14,315)
                                                                     ---------        -------


NET EARNINGS (LOSS)                                                    (30,103)       (14,315)

     Other comprehensive earnings (loss) - currency translation
         adjustments net of tax benefit of $198 and $127                  (151)          (212)
                                                                     ---------        -------

COMPREHENSIVE EARNINGS (LOSS)                                        $ (30,254)       (14,527)
                                                                     =========        =======



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND SEPTEMBER 30, 1997
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       MARCH 31,      September 30,
                                                                         1998             1997
                                                                      -----------     -------------
ASSETS

CURRENT ASSETS
Cash                                                                  $     6,393          5,168
Receivables, less allowance of $5,154 and $3,941                          250,284        243,571
Inventories                                                               223,215        157,512
Deferred income taxes                                                      12,647         13,860
Other                                                                      10,887          8,955
                                                                      -----------       --------
         TOTAL CURRENT ASSETS                                             503,426        429,066
Property, plant and equipment, net                                        115,977        110,195
Intangible assets, net                                                    163,624        154,123
Deferred income taxes                                                      52,296         34,904
Deferred financing costs                                                   29,654         29,594
Other                                                                       3,903          3,349
                                                                      -----------       --------
         TOTAL ASSETS                                                 $   868,880        761,231
                                                                      ===========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Non-U.S. bank loans                                                   $    18,720         17,674
Current maturities of long-term debt                                       17,500         17,500
Accounts payable                                                          219,765        183,657
Accrued expenses                                                           81,259         79,348
Income taxes                                                                  347            811
                                                                      -----------       --------
         TOTAL CURRENT LIABILITIES                                        337,591        298,990
Long-term debt                                                            698,125        609,900
Pension                                                                    12,144         12,327
Post-retirement benefits                                                    8,910          8,910
Other                                                                       1,607          1,735
                                                                      -----------       --------
         TOTAL LIABILITIES                                              1,058,377        931,862
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.01 par value, 150,000,000 shares authorized
      and 96,931,741 and 94,655,078 shares outstanding                        970            947
Paid-in capital                                                           443,143        431,780
Retained earnings (deficit)                                              (629,170)      (599,067)
Accumulated other comprehensive earnings (loss) - currency
     translation adjustments                                               (4,440)        (4,291)
                                                                      -----------       --------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                         (189,497)      (170,631)
                                                                      -----------       --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)      $   868,880        761,231
                                                                      ===========       ========



See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                             Six months ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            1998           1997
                                                                          --------       -------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       $(30,103)      (14,315)
Adjustments to reconcile net earnings (loss) to net cash
   provided (used) by operating activities:
     Depreciation                                                           10,689         8,798
     Intangibles amortization                                                2,743         2,284
     Deferred income taxes                                                 (16,179)       (1,161)
     Deferred financing cost amortization                                    2,318         2,319
     Other                                                                    (183)          (38)
                                                                          --------       -------
         Subtotal                                                          (30,715)       (2,113)
     Receivables                                                            (6,713)      (46,026)
     Inventories                                                           (62,320)      (39,442)
     Current liabilities, excluding bank loans                              36,455        11,896
     Other                                                                  (2,289)       (2,554)
                                                                          --------       -------
              NET CASH USED BY OPERATING ACTIVITIES                        (65,582)      (78,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (16,806)      (11,596)
Payment to purchase net assets of Hogan                                     (1,641)            0
                                                                          --------       -------
              NET CASH FLOWS USED IN INVESTING ACTIVITIES                  (18,447)      (11,596)
                                                                          --------       -------
              NET CASH USED BEFORE FINANCING ACTIVITIES                    (84,029)      (89,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit loan                                  78,700         6,300
Net borrowings of other indebtedness                                         7,546         7,356
Payment of new credit agreement costs                                       (2,378)            0
Proceeds from issuance of common stock                                       1,422         7,218
Repurchase of common stock                                                     (36)            0
                                                                          --------       -------
              NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES        85,254        20,874
                                                                          --------       -------

CASH - net change                                                            1,225       (68,961)
       beginning of period                                                   5,168        75,298
                                                                          --------       -------
       end of period                                                      $  6,393         6,337
                                                                          ========       =======


SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                             $ 35,863        17,338
Income taxes paid                                                           (6,542)        1,464
Non-cash portion of acquisition of Hogan net assets for
   common stock and a 10 1/2% note                                          13,025             0


See Unaudited Notes to Condensed Consolidated Financial Statements

EVENFLO & SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 1998, and the related condensed statements of consolidated earnings (loss) and comprehensive earnings (loss) for the three and six month periods ended March 31, 1998 and 1997, and of cash flows for the six month periods ended March 31, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

POTENTIAL ASSET DISPOSITIONS

The Company is currently examining several transaction structures for the dispositon of Evenflo to an affiliate. The proceeds from any such sale would be applied to reduce indebtedness under the Company's senior credit agreements. The Company expects that such a sale could be completed during the current fiscal year.

RESTRUCTURING COSTS

In fiscal 1997, the Company began to restructure Spalding's international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations will be significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors and/or agents.

Restructuring costs were $5,352 in the 1998 second quarter. Spalding restructuring costs were $4,679 and consisted of (i) $3,179 principally for international severance and lease settlements and (ii) $1,500 of management severance costs. Evenflo restructuring costs were $673 to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. The Company anticipates significant additional restructuring charges in future periods. See Restructuring Costs discussion in "Management's Discussion and Analysis."

SENIOR CREDIT FACILITY AMENDMENT AND ADDITIONAL $25 MILLION SEASONAL CREDIT FACILITY

On March 31, 1998, the Company reached an agreement with its bank syndicate to amend (the "Amendment") its senior credit agreement (the "Credit Facility") and to provide an additional $25,000 senior secured credit facility (the "Seasonal Credit Facility") for seasonal working capital needs until August 31, 1998. The Amendment provides for a modification of financial ratio covenants for fiscal periods through September 30, 1998, a 25 basis point increase in interest rates, pledge of stock of subsidiaries, collateralization of certain domestic assets, an amendment fee, and revisions to certain other provisions. The $25,000 Seasonal Credit Facility is available to support the Company's seasonal working capital needs through August 31, 1998. See "-Liquidity and Capital Resources."

OTHER FINANCING ARRANGEMENTS

On February 18, 1998, the Company financed the new 150,000 square feet Spalding Chicopee, Massachusetts, warehouse with the Massachusetts Development Finance Agency. The $6,500, twenty-year loan is at 5% annual interest for the first five years and converts to 300 basis points over one-year U.S. Treasury in years six through twenty. In order to maintain the 5% interest rate for the first five years, Spalding is required to maintain a certain number of new full-time positions. There are no amortization requirements for the first five years of the loan, the sixth through fifteenth years require $27 monthly amortization payments, and years sixteen through twenty require $54 monthly amortization payments. Massachusetts Development Finance Agency has been granted a security interest in the warehouse.

ACQUISITIONS

On April 21, 1997, the Company acquired the net assets of Gerry Baby Products Company ("Gerry") for a purchase price of $68,652. Gerry had manufacturing and administrative operations in Colorado, which subsequent to the acquisition have been substantially consolidated into Evenflo's operations in Ohio and Georgia. Gerry also has manufacturing operations in Wisconsin. Gerry manufactures and/or markets specialty juvenile products including baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, strollers, high chairs, cribs, dressers and changing tables, gates, and soft and frame carriers marketed under the Gerry(R) and Snugli(R) brand names. The Gerry acquisition was accounted for using the purchase method; accordingly, the operating results of Gerry have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. If the acquisition had taken place at October 1, 1996, rather than in April 1997, Gerry's unaudited results of operations would have increased pro forma consolidated net sales by $33,446 and decreased net loss by $462 for the quarter ended March 31, 1997, and would have increased pro forma consolidated net sales by $56,829 and increased net loss by $280 for the six months ended March 31, 1997.

On November 26, 1997, the Company acquired certain assets of the Ben Hogan Co. ("Hogan") for a purchase price of $14,666, consisting of $10,000 in Company common stock (2 million shares), $3,025 in a 10 1/2% note due November 25, 2000, and $1,641 in cash. Hogan manufactures and/or markets golf clubs, golf balls, and golf accessories. The Hogan acquisition was accounted for using the purchase method; accordingly, the operating results of Hogan have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. Consolidated pro forma net sales and net loss would not have been materially different from the Company's reported amounts for 1997.

CONTINGENCIES

The Company is in disagreement with the Internal Revenue Service (the "IRS") regarding the valuation of trademarks purchased from an Abarco N.V. ("Abarco") affiliate in 1994. The IRS has completed the field audit for the year in which the transactions occurred, and has preliminarily indicated that a portion of the original purchase price may be recharacterized as a dividend distribution, and that a portion of the amortization relating to such trademarks may be disallowed. As a result, the Company expects that it may be assessed withholding tax of approximately $30,000, and interest and penalties thereon of approximately $25,000, related to this issue. Under the terms of indemnity provisions contained in the 1996 Recapitalization and Stock Purchase Agreement to which the Company and Abarco were parties, the Company believes that any resulting liability would be indemnified by Abarco. The Company intends to vigorously contest any assessment from the IRS. If the Company were unsuccessful in appealing the assessment relating to these trademarks, a portion of the $43,600 deferred tax asset at March 31, 1998 relating to the future amortization of such trademarks would be written off as a charge to retained earnings (deficit).

The Company is both a plaintiff and defendant in numerous lawsuits incidental to its current and former operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state, local, and foreign environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites, and is still negotiating on other sites. The settlement amounts and estimated liabilities are not significant. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's condensed consolidated financial statements.

INVENTORIES

                                    March 31,  September 30,
                                      1998          1997
                                    --------   -------------
         Finished goods             $150,093       99,733
         Work in process              42,269       28,031
         Raw materials                30,853       29,748
                                    --------      -------
         Total inventories          $223,215      157,512
                                    ========      =======



RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with current year presentations.

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Evenflo & Spalding Holdings Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 1998, and the related condensed statements of consolidated earnings
(loss) and comprehensive earnings (loss) for the three and six months ended March 31, 1998 and 1997, and of cash flows for the six months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Tampa, Florida
May 4, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this March 31, 1998, Form 10-Q and other filings by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Quarter Ended March 31, 1998 ("1998 second quarter") as compared to the Quarter Ended March 31, 1997 ("1997 second quarter")

NET SALES are gross sales net of returns, allowances, trade discounts, freight on goods sold, and royalties paid on third-party trademarks used on the Company's products. The Company's net sales increased $30.7 million or 14.9% to $236.6 million for the 1998 second quarter compared to $205.9 million for the same period in the prior year.

Spalding net sales were $143.5 million for the 1998 second quarter, flat with the 1997 second quarter results of $144.0 million. Domestic net sales of Spalding's golf equipment for the 1998 second quarter were up $11.0 million or 14.9% over the 1997 second quarter. Spalding experienced higher net sales of Top-Flite(R) and Spalding(R) golf clubs and Etonic The Difference(R) spikeless golf shoes, partially offset by $3.1 million lower net sales of golf balls. Net sales of Hogan products were $1.1 million for the 1998 second quarter. Domestic net sales of other sporting goods declined $2.6 million or 11.4%, primarily due to lower sales of products outside the core basketball line. Etonic athletic shoe net sales increased slightly at $0.6 million from the comparable prior period, although discounting continues to be prevalent in this product category. International net sales at Spalding declined $9.5 million or 22.9% in the 1998 second quarter compared to the 1997 second quarter. The decrease resulted primarily from lower net sales in the Asia/Pacific region, Europe, and Mexico due in part to international restructuring activity and closings. Weaker currencies compared to the U.S. dollar negatively impacted Spalding's international 1998 second quarter net sales by approximately $1.8 million compared to the 1997 second quarter.

Net sales at Evenflo for the 1998 second quarter increased $31.2 million or 50.5% to $93.0 million from $61.8 million for the 1997 second quarter. Most of Evenflo's net sales increase is attributable to the inclusion of Gerry net sales in the 1998 second quarter as a result of the April 1997 acquisition of Gerry. Without Gerry, Evenflo's net sales rose 7.1%, with higher net sales of car seats offset by lower net sales of play yards. International net sales at Evenflo decreased $0.6 million in the 1998 second quarter compared to the 1997 second quarter principally due to lower net sales in Canada partially offset by higher net sales in Mexico. Weaker currencies compared to the U.S. dollar negatively impacted Evenflo's international 1998 second quarter net sales by approximately $0.7 million compared to the 1997 second quarter.

GROSS PROFIT is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing, and procurement. For the 1998 second quarter, Company gross profit increased $2.2 million to $72.2 million from $70.0 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 30.5% for the 1998 second quarter from 34.0% for the comparable prior year quarter.

Gross profit as a percentage of net sales at Spalding decreased to 36.7% in the 1998 second quarter from 38.7% in the 1997 second quarter. Spalding's gross margin percentage decrease was primarily due to (i) higher net sales of Spalding golf clubs, which have relatively low margins, (ii) lower net sales of golf balls, (iii) competitive pricing in Etonic athletic shoes and spiked golf shoes,
(iv) international competitive pricing, combined with a shift to a less favorable international sales mix and the strength of the U.S. dollar versus international currencies, and (v) $1.8 million in unusual receivable cash discounts and inventory write-offs relating to the international restructuring, partially offset by favorable golf ball manufacturing variances.

Gross profit as a percentage of net sales at Evenflo decreased to 21.0% in the 1998 second quarter from 23.1% in the 1997 second quarter. Evenflo's gross margin percentage decrease was primarily due to (i) the addition of lower margin Gerry products, (ii) an increased level of returns, and (iii) a less favorable international sales mix combined with the strength of the U.S. dollar versus international currencies.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs, and professional fees. SG&A expenses were $68.6 million, or 20.3% higher than SG&A expenses of $57.0 million in the comparable quarter last fiscal year.

Spalding's SG&A expenses increased $6.6 million in the 1998 second quarter primarily from higher selling, advertising, promotion and endorsement costs, and higher wages and commissions from increasing the size of the sales force. Included in SG&A expenses in the 1998 second quarter are $1.0 million in unusual receivable write-offs due to lower collections in countries that Spalding is exiting under the international restructuring program. SG&A expenses in the 1997 second quarter included $0.1 million of unusual cost recovery relating to the October 1996 purchase of Etonic's Canadian distribution rights.

 Evenflo had $5.2 million higher SG&A expenses in the 1998 second quarter principally due to the addition of Gerry, as well as higher safety campaign costs relating to the Happy Camper(R) play yard, the On-My-Way(R) infant car seat, the Canadian Ultara(R) car seat, and higher advertising, partially offset by lower product liability expenses compared to the 1997 second quarter. The corporate office had $0.1 million lower SG&A expenses in the 1998 second quarter compared to the 1997 second quarter.

ROYALTY INCOME was $2.8 million in the 1998 second quarter, down 3.8% from $2.9 million in the 1997 second quarter. The slight decrease is principally due to lower royalty income in Japan.

RESTRUCTURING COSTS were $5.4 million in the 1998 second quarter. Spalding restructuring costs were $4.7 million and consisted of (i) $3.2 million principally for international severance and lease settlements and (ii) $1.5 million of management severance costs. Evenflo restructuring costs were $0.7 million to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. The 1997 second quarter included $0.4 million of Spalding international restructuring costs.

In fiscal 1997, the Company began to restructure Spalding's international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations will be significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors and/or agents. In addition to the restructuring costs, Spalding incurred $2.8 million of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $0.5 million in receivable cash discounts that reduced net sales, (ii) $1.3 million in inventory write-offs in Japan and certain countries that Spalding is exiting expensed to cost of sales, and (iii) $1.0 million in receivable write-offs due to lower collection rates in countries that Spalding is exiting charged to selling, general and administrative expenses. The Company estimates fiscal 1998 Spalding restructuring and other unusual costs could approximate $23.5 million in total, principally relating to international restructuring costs. See EBITDA discussion in "-Liquidity and Capital Resources".

In July 1997, the Company adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition to the restructuring costs, Evenflo incurred $0.4 million of other unusual expenses including $0.2 million expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $0.2 charged to selling, general and administrative expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2.6 million in total. See EBITDA discussion in "-Liquidity and Capital Resources".

INTEREST EXPENSE increased to $19.3 million in the 1998 second quarter from $17.2 million in the 1997 second quarter, an increase of $2.1 million or 12.4%. This increase is due to higher average borrowings under the Company's $250 million revolving credit facility (the "Revolving Credit

Facility"), which, combined with $400 million of term loans, comprise the Company's $650 million Credit Facility. The Company also has outstanding $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing arrangements and other financing agreements for the 1998 second quarter was approximately $737 million compared to $648 million under the Company's borrowing arrangements then in effect during the 1997 second quarter. At March 31, 1998, the Company had additional availability (though no borrowings) under the $25 million Seasonal Credit Facility. See further discussion in the "Unaudited Notes to Condensed Consolidated Financial Statements" and "-Liquidity and Capital Resources".

CURRENCY LOSS of $0.6 million was $0.4 million higher in the 1998 second quarter than in the 1997 second quarter. See "-Liquidity and Capital Resources."

INCOME TAXES were a tax benefit of $6.4 million for the 1998 second quarter, which represents an effective tax rate of 34% in relation to a loss before income taxes of $18.9 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduce the benefit realized on the loss. The effective tax rate for the comparable quarter in the prior year of 50% varied from the statutory rate due to projected benefits anticipated from utilization of non-U.S. net operating losses. The 1997 second quarter effective tax rate was subsequently adjusted in the 1997 third and fourth quarters due to higher than expected losses by non-U.S. subsidiaries for which no tax benefit was recognized.

NET LOSS was $12.6 million for the 1998 second quarter compared to $1.0 million for the 1997 second quarter. The $11.6 million decrease in earnings was a result of a $14.5 million decrease in earnings from operations, $2.1 million higher interest expense, and $0.4 million higher currency loss, partially offset by a $5.4 million higher income tax benefit.

         Six Months Ended March 31, 1998 ("1998 six months") as compared to the Six Months Ended March 31, 1997 ("1997 six months")

NET SALES increased $62.5 million or 18.9% to $393.6 million for the 1998 six months compared to $331.1 million for the same period in the prior year.

Spalding net sales increased 5.1% to $230.9 million for the 1998 six months compared to $219.6 million for the 1997 six months. Domestic net sales of Spalding's golf equipment for the 1998 six months were up $27.8 million or 25.4% over the 1997 six months. Spalding experienced higher net sales of Top-Flite(R) golf balls, Top-Flite(R) and Spalding(R) golf clubs as well as Etonic The Difference(R) spikeless golf shoes. Net sales of Hogan products were $1.2 million for the 1998 six months. Domestic net sales of other sporting goods declined $4.1 million or 11.3%, primarily due to lower sales of products outside the core basketball line. Etonic athletic shoe net sales decreased $0.9 million from the comparable prior period due to competitive pricing pressures. International net sales at Spalding declined $11.4 million or 18.2% in the 1998 six months compared to the 1997 six months. The decrease resulted primarily from lower net sales in the Asia/Pacific region, Europe, and Mexico due in part to international restructuring activity and closings. Weaker currencies compared to the U.S. dollar negatively impacted

Spalding's international 1998 six months net sales by approximately $3.5 million compared to the 1997 six months.

Net sales at Evenflo for the 1998 six months increased 46.0% to $162.7 million from $111.4 million for the 1997 six months. Most of Evenflo's net sales increase is attributable to the inclusion of Gerry net sales in the 1998 six months as a result of the April 1997 acquisition of Gerry. Without Gerry, Evenflo's net sales increased 3.4%, with higher net sales of car seats and feeding products offset by lower net sales of play yards. International net sales at Evenflo decreased $0.5 million in the 1998 six months compared to the 1997 six months principally due to lower net sales in Canada, partially offset by higher net sales in Mexico. Weaker currencies compared to the U.S. dollar negatively impacted Evenflo's international 1998 six months net sales by approximately $1.2 million compared to the 1997 six months.

GROSS PROFIT for the 1998 six months increased $7.9 million to $115.9 million from $108.0 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 29.5% for the 1998 six months from 32.6% for the 1997 six months.

Gross profit as a percentage of net sales at Spalding decreased to 36.7% in the 1998 six months from 37.5% in the 1997 six months. Spalding's gross margin percentage decrease was primarily due to (i) higher net sales of Spalding golf clubs, which have relatively low margins, (ii) competitive pricing in Etonic athletic shoes and spiked golf shoes, (iii) international competitive pricing, combined with a shift to a less favorable international sales mix, and the strength of the U.S. dollar versus international currencies, and (iv) $1.8 million in unusual receivable cash discounts and inventory write-offs relating to the international restructuring, partially offset by favorable golf ball manufacturing variances.

Gross profit as a percentage of net sales at Evenflo decreased to 19.1% in the 1998 six months from 23.0% in the 1997 six months. Evenflo's gross margin percentage decrease was primarily due to (i) the addition of lower margin Gerry products, (ii) an increased level of returns, and (iii) a less favorable international sales mix combined with the strength of the U.S. dollar versus international currencies, partially offset by $0.9 million lower unusual costs expensed to cost of sales in the 1998 six months compared to the 1997 six months.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses for the 1998 six months were $123.4 million, or 15.0% higher than SG&A expenses of $107.3 million in the comparable six months last fiscal year.

Spalding's SG&A expenses increased $7.8 million in the 1998 six months primarily due to higher selling, advertising, promotion, and endorsement costs, and higher wages and commissions from increasing the size of the sales force. Included in SG&A expenses in the 1998 six months are $1.0 million in unusual receivable write-offs due to lower collections in countries that Spalding is exiting under the international restructuring program. SG&A expenses for the 1997 six months included $0.8 million of unusual costs charged to SG&A for the October 1996 purchase of Etonic's Canadian distribution rights.

 Evenflo had $8.3 million higher SG&A expenses in the 1998 six months principally due to the addition of Gerry, as well as higher safety campaign costs relating to the Happy Camper(R) play yard, the On My Way(R) infant car seat, and the Canadian Ultara(R) car seat, partially offset by lower product liability expenses compared to the 1997 six months. The corporate office had $0.1 million higher SG&A expenses in the 1998 six months compared to the 1997 six months.

ROYALTY INCOME increased to $6.8 million in the 1998 six months from $5.8 million in the 1997 six months, an increase of $1.0 million or 17.9%. The increase is principally due to royalty income settlements on Evenflo play yards and Gerry strollers.

RESTRUCTURING COSTS were $5.7 million in the 1998 six months. Spalding restructuring costs were $5.0 million and consisted of (i) $3.5 million principally for international severance and lease settlements and (ii) $1.5 million of management severance costs. Evenflo restructuring costs were $0.7 million to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. The 1997 six months included $1.1 million of Spalding international restructuring costs.

In fiscal 1997, the Company began to restructure Spalding's international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations will be significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors and/or agents. In addition to the restructuring costs, Spalding incurred $2.8 million of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $0.5 million in receivable cash discounts that reduced net sales, (ii) $1.3 million in inventory write-offs in Japan and certain countries that Spalding is exiting expensed to cost of sales, and (iii) $1.0 million in receivable write-offs due to lower collection rates in countries that Spalding is exiting charged to selling, general and administrative expenses. The Company estimates fiscal 1998 Spalding restructuring and other unusual costs could approximate $23.5 million in total, principally relating to international restructuring costs. See EBITDA discussion in "-Liquidity and Capital Resources".

In July 1997, the Company adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition to the restructuring costs, Evenflo incurred $0.8 million of other unusual expenses including (i) $0.2 million expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations, (ii) $0.2 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and (iii) $0.4 charged to selling, general and administrative expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2.6 million in total. See EBITDA discussion in "-Liquidity and Capital Resources".

INTEREST EXPENSE increased to $37.6 million in the 1998 six months from $33.8 million in the 1997 six months, an increase of $3.7 million or 11.1%. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing arrangements and other financing agreements for the 1998 six months was approximately $712 million compared to approximately $633 million under the Company's borrowing arrangements then in effect during the 1997 six months.

CURRENCY LOSS of $1.6 million was $1.3 million higher in the 1998 six months than in the 1997 six months. See "-Liquidity and Capital Resources."

INCOME TAXES were a tax benefit of $15.5 million for the 1998 six months, which represents an effective tax rate of 34% in relation to a loss before income taxes of $45.6 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduce the benefit realized on the loss. The effective tax rate for the comparable six months in the prior year of 50% varied from the statutory rate due to projected benefits anticipated from utilization of non-U.S. net operating losses.

NET LOSS was $30.1 million for the 1998 six months compared to $14.3 million for the 1997 six months. The $15.8 million decrease in earnings was a result of a $11.9 million decrease in earnings from operations, $3.7 million higher interest expense, and $1.3 million higher currency loss, partially offset by a $1.2 million higher income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Credit Facility and certain non-U.S. facilities. In addition, on March 30, 1998, the Company entered into a $25 million senior secured credit facility (the "Seasonal Credit Facility") available for seasonal working capital needs until August 31, 1998. The Company believes its business is somewhat seasonal. For fiscal 1997, quarterly net sales as a percentage of total sales were approximately 15%, 25%, 30%, and 30%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (13)%, 29%, 40%, and 44%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with draw downs from credit facilities have been invested in receivables and inventories.

For the 1998 six months, the Company used $84.0 million in cash before financing activities to fund $65.6 million in operating activities, and invest $16.8 million in capital expenditures and $1.6 million in the acquisition of Hogan. Cash used in operating and investing activities in the 1998 six months were funded from (i) $79.7 million in net borrowings from the Company's Revolving Credit Facility and other non-U.S. credit facilities, (ii) a $6.5 million loan from the Massachusetts Development Finance Agency, and (iii) $1.4 million in proceeds from the issuance of common stock (net of repurchases) to certain key employees of the Company under the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries, less (i) $2.4 million in fees relating primarily to the amendment of its Credit Facility and the commitment for the Seasonal Credit Facility, and (ii) a $1.2 million increase in cash and cash equivalents.

Net cash flow used by operating activities for the 1998 six months was $65.6 million compared to $78.2 million for the 1997 six months. The $12.7 million lower use of cash for operating activities when compared to the 1997 six months was due to a $41.3 million decrease in the use of cash for working capital offset by $15.8 million higher net loss and a $12.8 million increase in deferred taxes and other non-cash expenses. The use of cash for working capital in the 1998 six months compared favorably to the 1997 six months due to a $39.3 decrease in receivables and a $24.9 increase in payables and other accounts, offset by a $22.9 million increase in inventories.

Capital expenditures were $16.8 million for the 1998 six months compared to $11.6 million in the 1997 six months. Spalding capital expenditures were $3.7 million higher in the 1998 six months, the majority of which was used to improve production equipment and continue a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts, operations. Management estimates the completion of the multiphase project could require an additional $7.0 million to be invested in the remainder of fiscal 1998. Capital expenditures at Evenflo were $1.5 million higher than the comparable 1997 six months, as Evenflo is in the process of expanding its warehousing and shipping facilities in Piqua, Ohio, and Canton, Georgia, in order to improve efficiency and accommodate the consolidation of Gerry's Colorado operations. Management estimates the completion of the expansion and facilities upgrade could require an additional $2.2 million to be invested in the remainder of fiscal 1998. Overall, management expects capital expenditure levels in the 1998 fiscal year to be slightly lower than those in the 1997 fiscal year.

On November 26, 1997, the Company acquired certain assets of the Ben Hogan Co. for a purchase price of $14.7 million. The purchased net assets consisted of the following (dollars in millions):

                  Inventories                              $ 3.4
                  Equipment                                  0.2
                  Intangible assets                         12.2
                                                           -----
                    Total                                   15.8
                  Accrued expenses                          (1.1)
                                                           -----
                  Net assets purchased                     $14.7
                                                           =====

On February 18, 1998, the Company financed the new 150,000 square feet Spalding Chicopee, Massachusetts, warehouse with the Massachusetts Development Finance Agency. The $6.5 million, twenty-year loan is at 5% annual interest for the first five years and converts to 300 basis points over one-year U.S. Treasury in years six through twenty. In order to maintain the 5% interest rate for the first five years, Spalding is required to maintain a certain number of new full-time positions. There are no amortization requirements for the first five years of the loan, the sixth through fifteenth year requires $27,084 monthly amortization payments, and years sixteen through twenty requires $54,167 monthly amortization payments. Massachusetts Development Finance Agency has been granted a security interest in the warehouse.

On March 31, 1998, the Company reached an agreement with its bank syndicate to amend its Credit Facility (the "Amendment") and to provide an additional $25 million Seasonal

Credit Facility. The Amendment provides for a modification of financial ratio covenants for fiscal periods through September 30, 1998, a 25 basis point increase in interest rates, pledge of stock of subsidiaries, collateralization of certain domestic assets, an amendment fee, and revisions to certain other provisions. The $25 million Seasonal Credit Facility is available to support the Company's seasonal working capital needs through August 31, 1998.

The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility, the $25 million Seasonal Credit Facility, and credit facilities available to certain of the Company's non-U.S. facilities. At March 31, 1998, the Company had an available borrowing capacity of approximately $36 million (reduced to reflect $133 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility and the Seasonal Credit Facility. As of May 8, 1998, the Company had an available borrowing capacity of approximately $13 million (reduced to reflect $127 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility and the Seasonal Credit Facility.

The Company's ability to fund its operations, make capital expenditures and make scheduled payments or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control. There can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to fund its operations, capital expenditures, or its debt service obligations. In the absence of improved operating results or recapitalization, the Company may face significant liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom.

EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1998 second quarter and the 1998 six months:

                                                 Three Months Ended March 31, 1998
                                                   (dollar amounts in thousands)
                            ---------------------------------------------------------------------------
                                                                         Historical Cash Flow
                                                                    net cash provided by (used in)
                                                              -----------------------------------------
                                            Other items
                            Historical        affecting        Operating      Investing       Financing
                              EBITDA      historical EBITDA   activities      activities     activities
                              ------      -----------------   ----------      ----------     ----------
         Spalding            $ 2,257            7,454           (25,087)         (4,383)        31,210
         Evenflo               6,622            1,096            (4,574)         (5,948)        11,205
         Corporate            (1,614)             127            (2,631)             --          2,867
                             -------            -----           -------         -------         ------
         Consolidated        $ 7,265            8,677           (32,292)        (10,331)        45,282
                             =======            =====           =======         =======         ======

THREE MONTHS ENDED MARCH 31, 1998
Spalding. Spalding's 1998 second quarter historical EBITDA was adversely affected by $7,454 of restructuring and other unusual costs. Restructuring costs were $4,679 and consisted of (i) $3,179 principally for international severance and lease settlements and (ii) $1,500 of management severance costs. In addition, Spalding incurred $2,775 of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $526 in receivable cash discounts that reduced net sales, (ii) $1,277 in inventory write-offs in Japan and certain countries that Spalding is exiting expensed to cost of sales, and
(iii) $972 in receivable write-offs due to lower collection rates in countries that Spalding is exiting charged to selling, general and administrative expenses. The Company estimates fiscal 1998 total Spalding restructuring and other unusual costs could approximate $23,500 in total, principally relating to international restructuring costs.

Evenflo. Evenflo's 1998 second quarter historical EBITDA was adversely affected by $1,096 of restructuring and other unusual costs. Restructuring costs were $673 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $423 of other unusual expenses including $209 expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $214 charged to selling, general and administrative expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 total Evenflo restructuring and other unusual costs could approximate $2,600 in total.

                                                 Three Months Ended March 31, 1997
                                                   (dollar amounts in thousands)
                            ---------------------------------------------------------------------------
                                                                         Historical Cash Flow
                                                                    net cash provided by (used in)
                                                              -----------------------------------------
                                            Other items
                            Historical        affecting        Operating      Investing       Financing
                              EBITDA      historical EBITDA   activities      activities     activities
                              ------      -----------------   ----------      ----------     ----------
         Spalding            $16,174             300           (13,860)         (2,423)         15,005
         Evenflo               6,112           1,059            (9,768)         (4,122)         13,168
         Corporate            (1,768)             --           (13,504)             --          13,478
                             -------           -----           -------          ------          ------
         Consolidated        $20,518           1,359           (37,132)         (6,545)         41,651
                             =======           =====           =======          ======          ======

THREE MONTHS ENDED MARCH 31, 1997

Spalding. Spalding's 1997 second quarter historical EBITDA was adversely affected by $400 of international restructuring costs offset by $100 of unusual cost recovery relating to the October 1996 purchase of Etonic's Canadian distribution rights which were credited to selling, general and administrative expenses.

Evenflo. Evenflo's 1997 second quarter historical EBITDA was adversely affected by $1,059 of unusual costs including $765 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and $294 charged to selling, general and administrative expenses to consolidate certain of its operations that were previously managed separately.

                                                  Six Months Ended March 31, 1998
                                                   (dollar amounts in thousands)
                            ---------------------------------------------------------------------------
                                                                         Historical Cash Flow
                                                                     net cash provided by (used in)
                                                              -----------------------------------------
                                            Other items
                            Historical        affecting        Operating      Investing       Financing
                              EBITDA      historical EBITDA   activities      activities     activities
                              ------      -----------------   ----------      ----------     ----------
         Spalding            $   874            7,803          (27,045)         (8,271)        36,469
         Evenflo               8,271            1,505          (11,344)        (10,176)        22,074
         Corporate            (3,722)             145          (27,193)             --         26,711
                             -------            -----          -------         -------         ------
         Consolidated        $ 5,423            9,453          (65,582)        (18,447)        85,254
                             =======            =====          =======         =======         ======

SIX MONTHS ENDED MARCH 31, 1998

Spalding. Spalding's 1998 six months historical EBITDA was adversely affected by $7,803 of restructuring and other unusual costs. Restructuring costs were $5,028 and consisted of (i) $3,528 principally relating to international severance and lease settlements and (ii) $1,500 of management severance costs. In addition, Spalding incurred $2,775 of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $526 in receivable cash discounts that reduced net sales, (ii) $1,277 in inventory write-offs in Japan and certain countries that Spalding is exiting expensed to cost of sales, and (iii) $972 in receivable write-offs due to lower collection rates in countries that Spalding is exiting charged to selling, general and administrative expenses. The Company estimates fiscal 1998 total Spalding restructuring and other unusual costs could approximately $23,500 in total, principally relating to international restructuring costs.

Evenflo. Evenflo's 1998 six months historical EBITDA was adversely affected by $1,505 of restructuring and other unusual costs. Restructuring costs were $733 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $772 of other unusual expenses including (i) $209 expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations,
(ii) $159 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and (iii) $404 charged to selling, general and administrative expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 total Evenflo restructuring and other unusual costs could approximate $2,600 in total.

                                                  Six Months Ended March 31, 1997
                                                   (dollar amounts in thousands)
                            ---------------------------------------------------------------------------
                                                                         Historical Cash Flow
                                                                    net cash provided by (used in)
                                                              -----------------------------------------
                                             Other items
                            Historical        affecting        Operating      Investing       Financing
                              EBITDA      historical EBITDA   activities      activities     activities
                              ------      -----------------   ----------      ----------     ----------
         Spalding            $ 11,569            1,894         (29,127)         (2,876)         16,504
         Evenflo                8,330            1,911         (17,789)         (8,720)         22,916
         Corporate             (3,621)              --         (31,323)             --         (18,546)
                             --------            -----         -------         -------         -------
         Consolidated        $ 16,278            3,805         (78,239)        (11,596)         20,874
                             ========            =====         =======         =======         =======

SIX MONTHS ENDED MARCH 31, 1997

Spalding. Spalding's 1997 six months historical EBITDA was adversely affected by $1,061 of international restructuring costs and $833 of unusual costs relating to the October 1996 purchase of Etonic's Canadian distribution rights that were charged to selling, general and administrative expenses.

Evenflo. Evenflo's 1997 six months historical EBITDA was adversely affected by $1,911 of unusual costs including $1,239 expensed to cost of sales, attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and $672 charged to selling, general and administrative expenses to consolidate certain of its operations that were previously managed separately.

CURRENCY HEDGING. In fiscal 1997, approximately 19% of the total Company net sales were generated in non-U.S. currencies. A portion of the Company's foreign sales during the 1998 six month period were made in Asia/Pacific region countries which have experienced significant currency fluctuations relative to the U.S. dollar due to recent economic disruptions in that region. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Although the Company sources many of its goods from foreign manufacturers, the vast majority is sourced from China which has not experienced significant currency fluctuations during this period relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge up to six month transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

YEAR 2000 COMPLIANCE. Many existing computer software and hardware systems use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the year 2000. The Company has made and will continue to make investments in its software systems and applications to upgrade systems for year 2000 compliance. In addition, the Company is currently contacting its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. This process is expected to be complete for most of the Company's operations by the end of calendar 1998, with minor aspects of the project continuing into the first half of calendar 1999. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's results of operations.

Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be Year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule, that the upgraded systems will be free of defects, or that the Company's alternative plans will meet the Company's needs.

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

ITEM 5.  OTHER INFORMATION (dollar amounts in thousands)

The Company is currently examining several transaction structures for the dispositon of Evenflo to an affiliate. The proceeds from any such sale would be applied to reduce indebtedness under the Company's senior credit agreements. The Company expects that such a sale could be completed during the current fiscal year.

In fiscal 1997, the Company began to restructure Spalding's international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations will be significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors and/or agents. Restructuring costs were $5,352 in the 1998 second quarter. Spalding restructuring costs were $4,679 and consisted of (i) $3,179 principally for international severance and lease settlements and (ii) $1,500 of management severance costs. Evenflo restructuring costs were $673 to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. The Company anticipates significant additional restructuring charges in future periods. See Restructuring Costs discussion in "Management's Discussion and Analysis."

The Company is in disagreement with the Internal Revenue Service (the "IRS") regarding the valuation of trademarks purchased from an Abarco N.V. ("Abarco") affiliate in 1994. The IRS has completed the field audit for the year in which the transactions occurred, and has preliminarily indicated that a portion of the original purchase price may be recharacterized as a dividend distribution, and that a portion of the amortization relating to such trademarks may be disallowed. As a result, the Company expects that it may be assessed withholding tax of approximately $30,000, and interest and penalties thereon of approximately $25,000, related to this issue. Under the terms of indemnity provisions contained in the 1996 Recapitalization and Stock Purchase Agreement to which the Company and Abarco were parties, the Company believes that any resulting liability would be indemnified by Abarco. The Company intends to vigorously contest any assessment from the IRS. If the Company were unsuccessful in appealing the assessment relating to these trademarks, a portion of the $43,600 deferred tax asset at March 31, 1998 relating to the future amortization of such trademarks would be written off as a charge to retained earnings (deficit).

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.1     Credit Agreement Amendment No. 2, dated March 31,
                           1998, to the Credit Agreement dated September 30,
                           1996, among Evenflo & Spalding Holdings Corporation, as the Borrower, the Lenders and Bank of America
                           National Trust & Savings Association, as the administrative agent for the Lenders.*

                  10.2     Security Agreement dated as of March 31, 1998, among
                           Evenflo & Spalding Holdings Corporation, as the
                           Borrower, Spalding & Evenflo Companies, Inc., Evenflo
                           Company, Inc., Etonic Worldwide Corporation, Lisco,
                           Inc., S&E Finance Co., Inc., Spalding Sports Centers,
                           Inc., Etonic Lisco, Inc., Lisco Furniture, Inc.,
                           Lisco Feeding, Inc., and Lisco Sports, Inc., as
                           Subsidiary Grantors, and Bank of America National
                           Trust & Savings Association, as Administrative Agent for the Lenders.*

                  10.3     Amended and Restated Pledge Agreement, dated as of
                           March 31, 1998, to the Credit Agreement dated
                           September 30, 1996, made by Evenflo & Spalding
                           Holdings Corporation, as the Borrower, Spalding &
                           Evenflo Companies, Inc., Evenflo Company, Inc.,
                           Etonic Worldwide Corporation, Lisco, Inc., S&E
                           Finance Co., Inc., Spalding Sports Centers, Inc.,
                           Etonic Lisco, Inc., Lisco Furniture, Inc., Lisco
                           Feeding, Inc., and Lisco Sports, Inc., as Subsidiary
                           Pledgors, in favor of Bank of America National Trust
                           & Savings Association, as Administrative Agent for the Lenders.*

                  10.4     Supplement No. 1, dated March 31, 1998, to the
                           Guaranty, dated as of September 30, 1996, made by Spalding Sports Centers, Inc. in favor of Bank of
                           America National Trust & Savings Association, as
                           Administrative Agent for the Lenders.*

                  10.5     $25,000,000 Liquidity Facility, dated as of March 30,
                           1998, among Evenflo & Spalding Holdings Corporation, as a Guarantor, Spalding & Evenflo Companies, Inc. as the Borrower, Bank of America National Trust &
                           Savings Association, as Administrative Agent, Merrill
                           Lynch Capital Corporation, as Documentation Agent,
                           NationsBank N.A. as Syndication Agent, and Lenders.*

                  10.6     Security Agreement, dated as of March 30, 1998, among
                           Evenflo & Spalding Holdings Corporation, Spalding &
                           Evenflo Companies, Inc., as the Borrower, Evenflo
                           Company, Inc., Etonic Worldwide Corporation, Lisco,
                           Inc., S&E Finance Co., Inc., Spalding Sports Centers,
                           Inc., Etonic Lisco, Inc., Lisco Furniture, Inc.,
                           Lisco Feeding, Inc., and Lisco Sports, Inc., as
                           Subsidiary Grantors, and Bank of America National
                           Trust & Savings Association, as Administrative Agent for the Lenders to the Liquidity Facility dated as of March 30, 1998.*

                  10.7     Pledge Agreement, dated as of March 30, 1998, among
                           Evenflo & Spalding Holdings Corporation, Spalding &
                           Evenflo Companies, Inc., as the Borrower, Evenflo
                           Company, Inc., Etonic Worldwide Corporation, Lisco,
                           Inc., S&E Finance Co., Inc., Spalding Sports Centers,
                           Inc., Etonic Lisco, Inc., Lisco Furniture, Inc.,
                           Lisco Feeding, Inc., and Lisco Sports, Inc., as
                           Subsidiary Grantors, and Bank of America National
                           Trust & Savings Association, as Administrative Agent for the Lenders to the Liquidity Facility dated as of March 30, 1998.*

                  10.8     Guaranty, dated as of March 30, 1998, among Evenflo &
                           Spalding Holdings Corporation, Spalding & Evenflo
                           Companies, Inc., as the Borrower, Evenflo Company,
                           Inc., Etonic Worldwide Corporation, Lisco, Inc., S&E
                           Finance Co., Inc., Spalding Sports Centers, Inc.,
                           Etonic Lisco, Inc., Lisco Furniture, Inc., Lisco
                           Feeding, Inc., and Lisco Sports, Inc., as Subsidiary
                           Grantors, and Bank of America National Trust &
                           Savings Association, as Administrative Agent for the
                           Lenders to the Liquidity Facility dated as of March
                           30, 1998.*

                  10.9     $6,500,000 Loan Agreement, dated as of February 18,
                           1998, among Spalding & Evenflo Companies, Inc., as the
                           Borrower, and Government Land Bank, a Massachusetts body politic and corporate created by Chapter 212 of the Acts of 1975.**

                  10.10    Ground Lease and Security Agreement dated February
                           18, 1998, between Spalding & Evenflo Companies, Inc., as Ground Lessor, and the Massachusetts Development
                           Finance Agency as Lessee.**

                  10.11    Indemnity Agreement, dated February 18, 1998, between
                           Spalding & Evenflo Companies, Inc., as Borrower for the benefit of the Massachusetts Development Finance
                           Agency as Lender.**

                  10.12    Promissory Note, dated February 18, 1998, between
                           Spalding & Evenflo Companies, Inc. as Maker and the
                           Government Land Bank as Payee.**

                  10.13 Sublease Agreement, dated February 18, 1998, between the Government Land Bank as Lessor and Spalding &
                           Evenflo Companies, Inc. as Tenant.**

                  27.1     Financial Data Schedule (for SEC use only).**

                  99.1     News release dated April 1, 1998.*

              (b) Reports on Form 8-K

                  Current report on Form 8-K dated April 1, 1998




*   Previously filed with Form 8-K dated April 1, 1998

**  Filed herewith

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Evenflo & Spalding Holdings Corporation
                                                  (Registrant)



Date:    May 15, 1998               By: /s/ W. Michael Kipphut
                                        -----------------------------------
                                        W. Michael Kipphut
                                        Vice President and Treasurer
                                        (a Principal Financial Officer and
                                        authorized signatory)