Form 10-Q
period 1998-06-30
EVENFLO & SPALDING HOLDINGS CORP
filed 1998-08-14
CIK 1025193

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                       ------------

                                    FORM 10-Q

(Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 1998
                               ------------------------------------------------


                                       OR

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to__________________

                        Commission file number 333-14569

                     EVENFLO & SPALDING HOLDINGS CORPORATION
                                         ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                        59-2439656
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

601 South Harbour Island Boulevard, Suite 200, Tampa, Florida     33602-3141

                                              ----------------------------------
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

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at July 31, 1998, was 96,921,741 shares.

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Statements of Consolidated Earnings (Loss) and Comprehensive Earnings (Loss)
For the three months ended June 30, 1998 and 1997
(Dollar amounts in thousands)

                                                                       Three months ended
                                                                            June 30,
                                                                  ----------------------------

                                                                       1998           1997
                                                                    ---------      ---------
Net sales                                                           $ 237,584        251,411

     Cost of sales                                                    166,704        170,131
                                                                    ---------      ---------
Gross profit                                                           70,880         81,280

     Selling, general and administrative expenses                      78,187         64,058
     Royalty income, net                                               (3,023)        (3,742)
     Restructuring costs                                                3,375            962
                                                                    ---------      ---------
Income (loss) from operations                                          (7,659)        20,002

     Interest expense, net                                             21,712         19,286
     Currency loss, net                                                 1,655            150
                                                                    ---------      ---------

Earnings (loss) before income taxes                                   (31,026)           566

     Income taxes (benefit)                                           (10,614)        10,083
                                                                    ---------      ---------


Net earnings (loss)                                                   (20,412)        (9,517)

     Other comprehensive earnings (loss) - currency translation
         adjustments net of tax benefit of $130 and $50                   174           (420)
                                                                    ---------      ---------

Comprehensive earnings (loss)                                       $ (20,238)        (9,937)
                                                                    ---------      ---------
                                                                    ---------      ---------



See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Statements of Consolidated Earnings (Loss) and Comprehensive Earnings (Loss)
For the nine months ended June 30, 1998 and 1997
(Dollar amounts in thousands)

                                                                         Nine months ended
                                                                             June 30,
                                                                  -----------------------------

                                                                       1998           1997
                                                                    ---------      ---------
Net sales                                                           $ 631,184        582,476

     Cost of sales                                                    444,359        393,190
                                                                    ---------      ---------
Gross profit                                                          186,825        189,286

     Selling, general and administrative expenses                     201,627        171,358
     Royalty income, net                                               (9,829)        (9,514)
     Restructuring costs                                                9,136          2,023
                                                                    ---------      ---------
Income (loss) from operations                                         (14,109)        25,419

     Interest expense, net                                             59,287         53,112
     Currency loss, net                                                 3,214            371
                                                                    ---------      ---------
Earnings (loss) before income taxes                                   (76,610)       (28,064)

     Income taxes (benefit)                                           (26,095)        (4,232)
                                                                    ---------      ---------

Net earnings (loss)                                                   (50,515)       (23,832)

     Other comprehensive earnings (loss) - currency translation
         adjustments net of tax benefit of $328 and $177                   23           (632)
                                                                    ---------      ---------

Comprehensive earnings (loss)                                       $ (50,492)       (24,464)
                                                                    ---------      ---------
                                                                    ---------      ---------



See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
June 30, 1998 and September 30, 1997
(Dollar amounts in thousands, except per share amounts)

                                                                       June 30,     September 30,
Assets                                                                   1998           1997
------                                                               -----------    -------------

Current assets
Cash                                                                 $    20,569            5,168
Receivables, less allowance of $5,233 and $3,941                         233,928          243,571
Inventories                                                              215,070          157,512
Deferred income taxes                                                     11,518           13,860
Other                                                                      9,532            8,955
                                                                     -----------      -----------
         Total current assets                                            490,617          429,066
Property, plant and equipment, net                                       115,455          110,195
Intangible assets, net                                                   162,227          154,123
Deferred income taxes                                                     65,747           34,904
Deferred financing costs                                                  28,408           29,594
Other                                                                      2,459            3,349
                                                                     -----------      -----------
         Total assets                                                $   864,913          761,231
                                                                     -----------      -----------
                                                                     -----------      -----------
Liabilities and Shareholders' Equity (Deficiency)
Current liabilities
Non-U.S. bank loans                                                  $     9,524           17,674
Current maturities of long-term debt                                      17,500           17,500
Accounts payable                                                         171,947          183,657
Accrued expenses                                                          78,808           79,348
Income taxes                                                                 109              811
                                                                     -----------      -----------
         Total current liabilities                                       277,888          298,990
Long-term debt                                                           774,174          609,900
Pension                                                                   12,155           12,327
Post-retirement benefits                                                   8,910            8,910
Other                                                                      1,570            1,735
                                                                     -----------      -----------
         Total liabilities                                             1,074,697          931,862
Shareholders' equity (deficiency)
Common stock, $.01 par value, 150,000,000 shares authorized
      and 96,921,741 and 94,655,078 shares outstanding                       970              947
Paid-in capital                                                          443,097          431,780
Retained earnings (deficit)                                             (649,582)        (599,067)
Accumulated other comprehensive earnings (loss) - currency
     translation adjustments                                              (4,269)          (4,291)
                                                                     -----------      -----------
         Total shareholders' equity (deficiency)                        (209,784)        (170,631)
                                                                     -----------      -----------
         Total liabilities and shareholders' equity (deficiency)     $   864,913          761,231
                                                                     -----------      -----------
                                                                     -----------      -----------





See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows
For the nine months ended June 30, 1998 and 1997
(Dollar amounts in thousands)

                                                                            Nine months ended
                                                                                 June 30,
                                                                         ------------------------

Increase (Decrease) in Cash                                                   1998           1997
---------------------------                                              ---------      ---------
Cash flows from operating activities
Net earnings (loss)                                                      $ (50,515)       (23,832)
Adjustments to reconcile net earnings (loss) to net cash
   provided (used) by operating activities:
     Depreciation                                                           16,257         12,976
     Intangibles amortization                                                4,141          3,537
     Deferred income taxes                                                 (27,033)        (2,297)
     Deferred financing cost amortization                                    3,884          3,478
     Other                                                                    (172)          (407)
                                                                         ---------      ---------
         Subtotal                                                          (53,438)        (6,545)
     Receivables                                                             9,643        (29,439)
     Inventories                                                           (54,175)       (25,629)
     Current liabilities, excluding bank loans                             (14,052)         1,712
     Other                                                                     (14)        (1,622)
                                                                         ---------      ---------
              Net cash used by operating activities                       (112,036)       (61,523)
Cash flows from investing activities
Capital expenditures                                                       (22,664)       (21,033)
Payment to purchase net assets of Hogan                                     (1,641)             0
Payment to purchase net assets of Gerry                                          0        (72,102)
                                                                         ---------      ---------
              Net cash flows used in investing activities                  (24,305)       (93,135)
                                                                         ---------      ---------
              Net cash used before financing activities                   (136,341)      (154,658)
Cash flows from financing activities
Net borrowings under revolving credit loan                                 154,600         88,700
Net borrowings of other indebtedness                                        (1,501)         1,129
Payment of new credit agreement costs                                       (2,698)             0
Proceeds from issuance of common stock                                       1,422          8,226
Repurchase of common stock                                                     (81)          (283)
                                                                         ---------      ---------
              Net cash flows provided (used) by financing activities       151,742         97,772
Cash -  net change                                                          15,401        (56,886)
              beginning of period                                            5,168         75,298
                                                                         ---------      ---------
              end of period                                              $  20,569         18,412
Supplemental cash flow data
Interest paid                                                            $  61,519         41,370
Income taxes paid (refunded)                                                (6,047)         2,316
Non-cash portion of acquisition of Hogan net assets for
   common stock and a 10 1/2% note                                          13,025              0
Non-cash exchange of preferred stock into common stock                           0        164,174




See Unaudited Notes to Condensed Consolidated Financial Statements

Evenflo & Spalding Holdings Corporation and Subsidiaries
Unaudited Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended June 30, 1998 and 1997
(Dollar amounts in thousands, except per share amounts)

Basis of Presentation

The accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 1998, and the related condensed statements of consolidated earnings (loss) and comprehensive earnings (loss) for the three and nine month periods ended June 30, 1998 and 1997, and of cash flows for the nine month periods ended June 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results may not be indicative of results for a full year.

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

Acquisitions

On April 21, 1997, the Company acquired certain net assets of Gerry Baby Products Company ("Gerry") for a purchase price of $68,652. Gerry had manufacturing and administrative operations in Colorado, which subsequent to the acquisition have been consolidated into Evenflo's operations in Ohio and Georgia. Gerry also has manufacturing operations in Wisconsin. Gerry manufactured and/or marketed specialty juvenile products under the Gerry-Registered Trademark- and Snugli-Registered Trademark- brand names. The Gerry acquisition was accounted for using the purchase method of accounting; accordingly, the operating results of Gerry have been included in the condensed statement of consolidated earnings (loss) from the date of acquisition. If the acquisition had taken place at October 1, 1996, rather than in April 1997, Gerry's unaudited results of operations would have increased pro forma consolidated net sales by $4,533 and would have increased the net loss by $(742) for the quarter ended June 30, 1997, and would have increased pro forma consolidated net sales by $61,362 and would have increased the net loss by $(985) for the nine months ended June 30, 1997.

On November 26, 1997, the Company acquired certain assets of the Ben Hogan Co. ("Hogan") for a purchase price of $14,666, consisting of $10,000 in Company common stock (2 million shares), $3,025 in a 10 1/2% note due November 25, 2000, and $1,641 in cash. Hogan manufactures and/or markets golf clubs, golf balls, and golf accessories. The Hogan acquisition was accounted for using the purchase method of accounting; accordingly, the operating results of Hogan have been included in the condensed statements of consolidated earnings (loss) from the date of acquisition. Consolidated pro forma net sales and net loss would not have been materially different from the Company's reported amounts for the nine months ended June 30, 1998 and 1997.

Restructuring Costs

In fiscal 1997, the Company began to restructure Spalding's international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations will be significantly down-sized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors.

Restructuring costs were $9,136 in the nine months ended June 30, 1998. Spalding restructuring costs were $7,693 and consisted of (i) $4,344 principally for international severance and lease settlements, (ii) $2,349 of management severance costs, and (iii) $1,000 of severance and other costs at Etonic. Evenflo restructuring costs were $1,443 to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. The Company anticipates significant additional restructuring charges in future periods. See Restructuring Costs discussion in "Management's Discussion and Analysis."

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

Other Financing Arrangements

On February 18, 1998, the Company financed the new 150,000 square feet Spalding Chicopee, Massachusetts, warehouse with the Massachusetts Development Finance Agency. The $6,500, twenty-year loan is at 5% annual interest for the first five years and converts to 300 basis points over one-year U.S. Treasury in years nine through twenty. In order to maintain the 5% interest rate for the first five years, Spalding is required to maintain a certain number of new full-time positions. There are no amortization requirements for the first five years of the loan, the sixth through fifteenth year requires $27 monthly amortization payments, and years sixteen through twenty requires $54 monthly amortization payments. Massachusetts Development Finance Agency has been granted a security interest in the warehouse.

Contingencies

The Company is in disagreement with the Internal Revenue Service (the "IRS") regarding the valuation of trademarks purchased from an Abarco N.V. ("Abarco") affiliate in 1994. The IRS has completed the field audit for the year in which the transactions occurred, and has preliminarily indicated that a portion of the original purchase price may be recharacterized as a dividend distribution, and that a portion of the amortization deductions relating to such trademarks may be disallowed. As a result, the Company expects that it may be assessed withholding tax of approximately $30,000, and interest and penalties thereon of approximately $25,000, related to this issue. The Company intends to vigorously contest any assessment from the IRS. If the Company were unsuccessful in appealing the assessment relating to these trademarks, a portion of the Company's deferred tax asset ($42,582 at June 30, 1998) relating to future amortization of such trademarks owned by the Company would be written off as a charge to retained earnings (deficit). Under the terms of indemnity provisions contained in the 1996 Recapitalization and Stock Purchase Agreement to which the Company and Abarco were parties (the "Recapitalization"), the Company believes that any resulting liability relating to years prior to the Recapitalization would be indemnified by Abarco, the selling entity. With respect to the 1997 tax year, the Company believes that its maximum liability, if any, will not exceed $2,343, including interest and penalties.

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

Inventories                                               June 30,             September 30,
                                                            1998                   1997
                                                        ------------           -------------

                  Finished goods                          $ 141,241                   99,733
                  Work in process                            40,141                   28,031
                  Raw materials                              33,688                   29,748
                                                           --------                 --------
                  Total inventories                       $ 215,070                  157,512
                                                           --------                 --------
                                                           --------                 --------

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentations.

Subsequent Event

On July 31, 1998, the Company announced its intention to separate its two businesses, Evenflo Company, Inc. ("Evenflo") and Spalding Sports Worldwide, into two stand-alone companies. Following completion of the restructuring, which is expected to occur in August 1998, the Company's headquarters in Tampa, Florida will be closed and its functions transferred to the separate Spalding and Evenflo operations. The Company estimates restructuring costs associated with the closure of the corporate office to be approximately $4,500.

KKR 1996 Fund L.P., a limited partnership affiliated with Kohlberg Kravis Roberts & Co. L.P., plans to acquire 51% of the outstanding common shares of Evenflo (the "Common Stock") for a purchase price of $25,500 and to acquire cumulative preferred stock of Evenflo for a purchase price of $40,000, both to be acquired from a subsidiary of the Company. The subsidiary of the Company will receive such newly-authorized preferred stock as a distribution from Evenflo. In addition, prior to the acquisition of the Common Stock by KKR 1996 Fund L.P., Great Star Corporation, an affiliate of Abarco, plans to acquire 6.6% of the outstanding Common Stock for a purchase price of $3,300 from a subsidiary of the Company. Evenflo plans (i) to issue and sell $110,000 aggregate principal amount of senior notes in a private offering and (ii) to enter into a $100,000 revolving credit facility with a syndicate of banks and other financial institutions and borrow $10,000 under such credit facility on the date the transactions described above are closed. Evenflo plans to apply the proceeds of these transactions to repay intercompany indebtedness of approximately $110,000 to the Company and to pay transaction fees and expenses of approximately $10,000.

As part of the restructuring, the Company reached agreement with its bank syndicate to amend its senior credit facilities to remove certain financial ratio requirements until December 31, 1999, and to amend other covenants. KKR 1996 Fund L.P. plans to invest $100,000 in exchange for cumulative preferred stock of the Company.

The proceeds from the above transactions will be used to repay approximately $275,000 of the Company's senior credit facilities.

As a result of the Evenflo separation, the Company will allocate a portion of its assets, liabilities and expenses to Evenflo. Deferred financing costs, deferred income taxes and long-term debt will be allocated to Evenflo's consolidated balance sheets and corporate administrative expenses, interest expense and income taxes wil be allocated to Evenflo's statements of consolidated earnings (loss).

Independent Accountants' Report
-------------------------------

The Board of Directors
Evenflo & Spalding Holdings Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo & Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 1998, and the related condensed statements of consolidated earnings
(loss) and comprehensive earnings (loss) for the three and nine months ended June 30, 1998 and 1997, and of cash flows for the nine months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company at September 30, 1997, and the related statements of consolidated earnings (loss) and comprehensive earnings (loss), consolidated cash flows and consolidated shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated November 7, 1997, (May 20, 1998 as to note R) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Tampa, Florida
August 7, 1998

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Forward Looking Statements

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this June 30, 1998, Form 10-Q and other filings by the Company with the Securities and Exchange Commission.

Results of Operations

         Quarter Ended June 30, 1998 ("1998 third quarter") as compared to the Quarter Ended June 30, 1997 ("1997 third quarter")

Net sales are gross sales net of returns, allowances, trade discounts, freight on goods sold, and royalties paid on third-party trademarks used on the Company's products. The Company's net sales decreased $13.8 million or 5.5% to $237.6 million for the 1998 third quarter compared to $251.4 million for the same period in the prior year.

Spalding net sales were $155.1 million for the 1998 third quarter, a decrease of $2.1 million or 1.3% compared to the 1997 third quarter results of $157.2 million. Domestic net sales of Spalding's golf equipment for the 1998 third quarter were up $3.7 million or 4.2% over the 1997 third quarter primarily due to higher net sales of Spalding-Registered Trademark- golf clubs, golf bags, spikeless golf shoes, and the inclusion of Hogan golf products; partially offset by $1.8 million lower net sales of golf balls. Domestic net sales of other sporting goods declined $3.5 million or 12.8%, primarily due to lower net sales of basketballs, volleyballs, softballs, athletic shoes, bats, and ball gloves. International net sales at Spalding declined $2.3 million or 5.3% in the 1998 third quarter compared to the 1997 third quarter. The decrease resulted primarily from lower net sales due to international restructuring activities in the Asia/Pacific region, Mexico, and certain European countries; partially offset by an increase in net sales in Canada from strong growth in golf equipment net sales. Weaker currencies compared to the U.S. dollar negatively impacted Spalding's international 1998 third quarter net sales by approximately $2.0 million compared to the 1997 third quarter.

Net sales at Evenflo for the 1998 third quarter decreased $11.7 million or 12.4% to $82.5 million from $94.2 million for the 1997 third quarter. The decline in Evenflo's net sales is due principally to (i) the effects of significantly reduced sales to Toys "R" Us, Inc., Evenflo's largest customer (Toys "R" Us recently announced a plan to reduce its inventory levels), (ii) lower net sales of play yards due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the Play Crib-TM-, Evenflo's newest entrant in the play yard product category, which began to be shipped to retailers in February 1998, (iii) the discontinuance of certain Gerry products that did not fit with Evenflo's product line strategies, (iv) the withdrawal of certain Gerry products from the marketplace to re-engineer such products to meet Evenflo's standards, and (v) the effect of certain product safety campaigns, partially offset by a reduced level of returns of breast pumps. International net sales were down $0.3 million compared to the 1997 third quarter due primarily to lower net sales in Canada and Malaysia and the effect of weaker currencies compared to the U.S. dollar, partially offset by higher net sales in Mexico and France. Weaker currencies compared to the U.S. dollar negatively impacted Evenflo's international 1998 third quarter net sales by approximately $0.8 million compared to the 1997 third quarter.

Gross profit is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing, and procurement. For the 1998 third quarter, Company gross profit decreased $10.4 million to $70.9 million from $81.3 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 29.8% for the 1998 third quarter from 32.3% for the comparable prior year quarter.

Gross profit as a percentage of net sales at Spalding decreased to 34.7% in the 1998 third quarter from 39.7% in the 1997 third quarter. Spalding's gross margin percentage decrease was primarily due to (i) lower golf ball manufacturing volume that caused fixed costs to be spread over fewer units,
(ii) a less favorable sales mix including higher sales of Spalding-Registered Trademark- golf clubs, golf bags, and golf shoes, which have lower margins compared to golf balls, (iii) increased competitive pricing and close-out programs of Etonic athletic shoes and spiked golf shoes, (iv) international competitive pricing, combined with a shift to a less favorable international sales mix and the strength of the U.S. dollar versus international currencies, and (v) higher transportation costs.

Gross profit as a percentage of net sales at Evenflo increased to 20.6% in the 1998 third quarter from 20.1% in the 1997 third quarter. Evenflo's gross margin percentage increase was primarily due to (i) operating efficiencies attributable to Project Discovery, and (ii) lower returns; partially offset by (i) higher fixed manufacturing costs per unit as Evenflo reduced production volume, and
(ii) a less favorable international sales mix combined with the strength of the U.S. dollar versus international currencies and higher costs from the integration of Gerry. Project Discovery expanded and upgraded the warehousing and shipping facilities, modernized distribution systems, and re-engineered assembly operations at Evenflo's Piqua, Ohio facility to improve productivity and increase capacity levels.

Selling, general and administrative ("SG&A") expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs, and professional fees. SG&A expenses were $78.2 million, or 22.0% higher than SG&A expenses of $64.1 million in the comparable quarter last fiscal year.

Spalding's SG&A expenses increased $13.2 million in the 1998 third quarter primarily from (i) higher advertising and promotion costs for premium golf club and golf ball product lines, (ii) higher legal costs, (iii) higher salesman wages and commissions from increasing the size of the golf products sales force, and (iv) $5.7 million of costs due to the misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding; partially offset by lower international SG&A expenses from restructuring activities that are downsizing operations in Japan, consolidating operations in Europe and closing operations in Mexico. See "Restructuring Costs".

Evenflo had $1.5 million higher SG&A expenses in the 1998 third quarter principally due to higher (i) safety campaign and corrective action costs relating to the Two-In-One-Registered Trademark- booster seat, the On-My-Way-Registered Trademark- infant car seat, the Canadian Ultara-Registered Trademark- car seat and the Happy Camper-Registered Trademark- play yard, (ii) advertising and promotion costs, and (iii) product liability expenses; partially offset by lower costs as a result of the elimination of certain redundant functions as part of the Gerry integration.

The corporate office had $0.6 million lower SG&A expenses principally due to Gerry acquisition costs incurred in the 1997 third quarter which did not recur in the 1998 third quarter.

Royalty income was $3.0 million in the 1998 third quarter, down 18.9% from $3.7 million in the 1997 third quarter. The decrease is principally due to lower royalty income from weak currency and economic conditions in Japan.

Restructuring costs were $3.4 million in the 1998 third quarter. Spalding restructuring costs were $2.7 million and consisted of (i) $0.8 million principally for international severance and lease settlements, (ii) $0.9 million of management severance costs, and (iii) $1.0 million in severance and other costs at Etonic. Evenflo restructuring costs were $0.7 million to relocate
Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. Restructuring costs were $1.0 million in the 1997 third quarter and included $0.4 million of Gerry restructuring charges at Evenflo and $0.6 million of international restructuring costs at Spalding. See EBITDA discussion in "-Liquidity and Capital Resources".

In fiscal 1997, Spalding began to restructure its international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce its international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations are being significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors.

In addition to the restructuring costs, Spalding incurred $7.6 million of other unusual costs in the 1998 third quarter associated with (i) the closure and downsizing of certain international affiliates under the international restructuring program, (ii) inventory write-downs and computer lease abandonment at Etonic, and (iii) misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding. Spalding estimates it will have further restructuring and unusual costs in the 1998 fourth quarter including approximately $4.5 million of restructuring costs relating to the closure of its corporate headquarters in Tampa, Florida. See EBITDA discussion in "-Liquidity and Capital Resources" and "Unaudited Notes to Condensed Consolidated Financial Statements".

In July 1997, Evenflo adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition to the Gerry restructuring costs, Evenflo incurred $0.2 million of other unusual costs in the 1998 third quarter for relocation and Year 2000 conversion costs. Evenflo had $1.9 million of unusual costs in the 1997 third quarter. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2.6 million in total. See EBITDA discussion in "-Liquidity and Capital Resources".

Interest expense increased to $21.7 million in the 1998 third quarter from $19.3 million in the 1997 third quarter, an increase of $2.4 million or 12.4%. This increase is due to higher average borrowings under the Company's $25 million seasonal credit facility (the "Seasonal Credit Facility") and $250 million revolving credit facility (the "Revolving Credit Facility"), which combined with $400 million of term loans comprise the Company's $675 million credit facility (the "Credit Facility"). The Company also has outstanding $200 million 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing arrangements and other financing agreements for the 1998 third quarter was approximately $776 million compared to approximately $725 million under the Company's borrowing arrangements then in effect during the 1997 third quarter. See further discussion in the "Unaudited Notes to Condensed Consolidated Financial Statements" and "-Liquidity and Capital Resources".

Currency loss of $1.7 million was $1.5 million higher in the 1998 third quarter than in the 1997 third quarter. See "-Liquidity and Capital Resources."

Income taxes were a tax benefit of $10.6 million for the 1998 third quarter, which represents an effective tax rate of 34% in relation to a loss before income taxes of $31.0 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduce the benefit realized on the loss. The $10.1 million tax expense for the 1997 third quarter resulted from a change in the Company's estimate of its effective tax rate from 50% to 15% due to losses by certain non-U.S. subsidiaries for which no tax benefit was anticipated.

Net loss was $20.4 million for the 1998 third quarter compared to $9.5 million for the 1997 third quarter. The $10.9 million decrease in earnings was a result of a $27.7 million decrease in earnings from operations, $2.4 million higher interest expense, and $1.5 million higher currency loss, partially offset by a $20.7 million higher income tax benefit.

        Nine Months Ended June 30, 1998 ("1998 nine months") as compared to the Nine Months Ended June 30, 1997 ("1997 nine months")

Net sales increased $48.7 million or 8.4% to $631.2 million for the 1998 nine months compared to $582.5 million for the same period in the prior year.

Spalding net sales increased 2.4% to $386.0 million for the 1998 nine months compared to $376.8 million for the 1997 nine months. Domestic net sales of Spalding's golf equipment for the 1998 nine months were up $31.5 million or 16.1% over the 1997 nine months due to increased sales of golf balls, golf shoes, golf clubs, golf bags and the inclusion of Hogan golf products. Domestic net sales of other sporting goods declined $8.4 million or 11.5%, primarily due to lower net sales of basketballs, volleyballs, softballs, athletic shoes, bats and ball gloves. Etonic athletic shoe net sales decreased $1.5 million from the comparable prior period due to competitive pricing pressures. International net sales at Spalding declined $13.9 million or 13.0% in the 1998 nine months compared to the 1997 nine months. The decrease resulted primarily from lower net sales in the Asia/Pacific region, Europe, and Mexico due in part to international restructuring activities; partially offset by an increase in net sales in Canada from strong growth in golf equipment net sales. Weaker currencies compared to the U.S. dollar negatively impacted Spalding's international 1998 nine months net sales by approximately $5.5 million compared to the 1997 nine months.

Evenflo's net sales increased to $245.2 million in the 1998 nine months from $205.7 million in the 1997 nine months, an increase of $39.5 million or 19.2%. The net sales increase was principally due to the inclusion of Gerry net sales in the 1998 nine months compared to the inclusion of Gerry net sales for approximately two months in 1997 as a result of the April 1997 acquisition of Gerry. The increase in net sales was partially offset by (i) lower net sales of play yards due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the Play Crib-TM-, Evenflo's newest entrant in the play yard product category, which began to be shipped to retailers in February 1998, (ii) the discontinuance of certain Gerry products that did not fit with Evenflo's product line strategies, (iii) the withdrawal of certain Gerry products from the marketplace to re-engineer such products to meet Evenflo's standards, (iv) the effect of certain product safety campaigns, and
(v) increased levels of returns of breast pumps, monitors and strollers. International net sales were down $0.9 million compared to the 1997 nine months due primarily to lower net sales in Canada and Malaysia and the effect of weaker currencies compared to the U.S. dollar, partially offset by higher net sales in Mexico and France. While net sales to Toys "R" Us have increased for the comparable nine month periods, Toys "R" Us has recently announced a plan to reduce its inventory levels. Evenflo, as a result of this action, recorded significantly lower net sales to Toys "R" Us in the third quarter of fiscal 1998 than the comparable period of the prior year.

Gross profit for the 1998 nine months decreased $2.5 million to $186.8 million from $189.3 million for the same period in the prior year. Gross profit as a percentage of net sales decreased to 29.6% for the 1998 nine months from 32.5% for the 1997 nine months.

Gross profit as a percentage of net sales at Spalding decreased to 35.9% in the 1998 nine months from 38.4% in the 1997 nine months. Spalding's gross margin percentage decrease was primarily due to (i) increased competitive pricing, combined with a shift to a less favorable international sales mix and the strength of the U.S. dollar versus international currencies, (ii) increased competitive pricing in Etonic athletic shoes and spiked golf shoes, (iii) a less favorable sales mix within golf products, (iv) weaker sales mix of sporting goods, and (v) higher transportation costs.

Evenflo's gross profit increased to $48.1 million in the 1998 nine months from $44.6 million in the 1997 nine months, an increase of $3.5 million or 7.8%. However, Evenflo's gross margin decreased to 19.6% in the 1998 nine months from 21.7% in the 1997 nine months principally due to (i) the addition of lower margin products such as gates, booster car seats, bath products, monitors and toilet trainers acquired in the Gerry Acquisition, (ii) the impact of the Gerry integration, partially offset by operating efficiencies attributable to Project Discovery, (iii) an increased level of returns of breast pumps, monitors and strollers, (iv) an increase in distribution costs, and (v) a less favorable international sales mix due to the strength of the U.S. dollar versus certain international currencies.

Selling, general and administrative ("SG&A") expenses for the 1998 nine months were $201.6 million, or 17.6% higher than SG&A expenses of $171.4 million in the comparable nine months last fiscal year.

Spalding's SG&A expenses increased $21.0 million in the 1998 nine months primarily due to (i) higher advertising and promotion costs for premium golf club and golf ball product lines, (ii) higher legal costs, (iii) higher salesman wages and commissions from increasing the size of the golf products sales force, and (iv) $5.7 million of costs due to the misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding; partially offset by lower international SG&A expenses from restructuring activities that are downsizing operations in Japan, consolidating operations in Europe and closing operations in Mexico.
See "Restructuring Costs".

Evenflo's SG&A expenses increased to $46.9 million in the 1998 nine months from $37.1 million in the 1997 nine months. As a percentage of net sales, SG&A expenses increased to 19.1% in the 1998 nine months from 18.0% in the 1997 nine months. Evenflo's $9.8 million increase in SG&A expenses was principally due to (i) an increased number of selling and administrative personnel during the Gerry integration, (ii) increased product development and engineering efforts relating to a number of Evenflo's product lines,
(iii) $3.4 million higher safety campaign and corrective action costs relating to the Happy Camper-Registered Trademark- play yard, the On-My-Way-Registered Trademark- infant car seat, the Two-In-One booster car seat and the Canadian Ultara-Registered Trademark- car seat, and (iv) higher advertising and promotional costs, partially offset by (i) lower product liability expenses compared to the 1997 nine months, and (ii) lower costs from the elimination of certain redundant functions as part of the Gerry integration.

The corporate office had $0.6 million lower SG&A expenses principally due to Gerry acquisition costs incurred in the 1997 nine months which did not recur in the 1998 nine months.

Royalty income increased to $9.8 million in the 1998 nine months from $9.5 million in the 1997 nine months, an increase of $0.3 million or 3.2%. The increase is principally due to royalty income settlements on Evenflo play yards and Gerry strollers; partially offset by lower royalty income at Spalding from weak currency and economic conditions in Japan.

Restructuring costs were $9.1 million in the 1998 nine months. Spalding restructuring costs were $7.7 million and consisted of (i) $4.3 million principally for international severance and lease settlements, (ii) $2.4 million of management severance costs, and (iii) $1.0 million in severance and other costs at Etonic. Evenflo restructuring costs were $1.4 million to relocate Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. Restructuring costs were $2.0 million in the 1997 nine months and included $1.6 million of Spalding international restructuring costs and $0.4 million of Gerry restructuring charges. See EBITDA discussion in "-Liquidity and Capital Resources".

In fiscal 1997, Spalding began to restructure its international operations by streamlining operations in Japan and certain European countries. In the 1998 second quarter, Spalding implemented an expanded international restructuring program that will reduce the Company's international infrastructure to a size sufficient to support a strategic focus on core golf and sporting goods products in selected countries. Operations are being significantly downsized in Japan, consolidated in Europe, and closed in Mexico. As a result, future sales activities in Mexico, France, Germany, Italy, and Spain will be channeled through distributors.

In addition to the restructuring costs, Spalding incurred $10.4 million of other unusual expenses in the 1998 nine months associated with (i) the closure and downsizing of certain international affiliates under the international restructuring program, (ii) inventory write-downs and computer lease abandonment at Etonic, and (iii) misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding. Spalding anticipates it will have further restructuring and unusual costs in the 1998 fourth quarter including approximately $4.5 million of restructuring costs relating to the closure of its corporate headquarters in Tampa, Florida. See EBITDA discussion in "-Liquidity and Capital Resources" and "Unaudited
Notes to Condensed Consolidated Financial Statements".

In July 1997, the Company adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition to the restructuring costs, Evenflo incurred $0.9 million of other unusual expenses during the 1998 nine months to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations, to reconfigure the manufacturing and warehouse at Piqua, Ohio, and for Year 2000 conversion costs. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2.6 million in total. See EBITDA discussion in "-Liquidity and Capital Resources".

Interest expense increased to $59.3 million in the 1998 nine months from $53.1 million in the 1997 nine months, an increase of $6.2 million or 11.7%. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing arrangements and other financing agreements for the 1998 nine months was approximately $736 million compared to approximately $663 million under the Company's borrowing arrangements then in effect during the 1997 nine months. See further discussion in the "Unaudited Notes to Condensed Financial Statements" and "-Liquidity and Capital Resources".

Currency loss of $3.2 million was $2.8 million higher in the 1998 nine months than in the 1997 nine months. See "-Liquidity and Capital Resources."

Income taxes were a tax benefit of $26.1 million for the 1998 nine months, which represents an effective tax rate of 34% in relation to a loss before income taxes of $76.6 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduce the benefit realized on the loss. The effective tax rate for the comparable nine months in the prior year of 15% varied from the statutory rate due to non-U.S. net operating losses for which no tax benefit was anticipated.

Net loss was $50.5 million for the 1998 nine months compared to $23.8 million for the 1997 nine months. The $26.7 million decrease in earnings was a result of a $39.5 million decrease in earnings from operations, $6.2 million higher interest expense, and $2.8 million higher currency loss, partially offset by a $21.8 million higher income tax benefit.

Liquidity and Capital Resources

The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Revolving Credit Facility and certain non-U.S. facilities. In addition, on March 30, 1998, the Company entered into a $25 million senior secured credit facility (the "Seasonal Credit Facility") available for seasonal working capital needs until August 31, 1998. The Company believes its business is somewhat seasonal. For fiscal 1997, quarterly net sales as a percentage of total sales were approximately 15%, 25%, 30%, and 30%, respectively, and quarterly income (loss) from operations as a percentage of total income (loss) from operations was approximately (13)%, 29%, 40%, and 44%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first through third quarters when cash generated from operating activities coupled with draw downs from credit facilities have been invested in receivables and inventories.

For the 1998 nine months, the Company used $136.3 million in cash before financing activities to fund $112.0 million in operating activities, and invest $22.7 million in capital expenditures and $1.6 million in the acquisition of Hogan. Cash used in operating and investing activities in the 1998 nine months were funded from (i) $146.6 million in net borrowings from the Company's Seasonal Credit Facility, Revolving Credit Facility and other non-U.S. credit facilities, (ii) $6.5 million loan from the Massachusetts Development Finance Agency, and (iii) $1.3 million in proceeds from the issuance of common stock (net of repurchases) to certain key employees and directors of the Company under the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries, less (i) $2.7 million in fees relating primarily to the amendment of its Credit Facility and the commitment for the seasonal credit facility, and (ii) a $15.4 million increase in cash.

Net cash flow used by operating activities for the 1998 nine months was $112.0 million compared to $61.5 million for the 1997 nine months. The $50.5 million higher use of cash for operating activities when compared to the 1997 nine months was due to a $26.7 million higher net loss, a $20.2 million decrease in deferred taxes and other non-cash expenses, and by $3.6 million increase in the use of cash for working capital. The use of cash for working capital in the 1998 nine months compared unfavorably to the 1997 nine months due to a $14.1 million decrease in payables and other accounts, a $28.6 million increase in inventories; partially offset by a $39.1 million increase in receivables.

Capital expenditures were $22.7 million for the 1998 nine months compared to $21.0 million in the 1997 nine months. Spalding capital expenditures were $3.5 million higher in the 1998 nine months, the majority of which was used to improve production equipment and continue a multiphase expansion of its warehouse and golf ball facilities at its Chicopee, Massachusetts operations. Management estimates the completion of the multiphase project could approximate an additional $4.0 million to be invested in the remainder of fiscal 1998.

Capital expenditures at Evenflo were $13.1 million for the 1998 nine months compared to $14.9 million in the 1997 nine months. Capital expenditures for the 1998 nine months were $1.8 million lower than the comparable 1997 nine months, with Evenflo investing $0.5 million to complete Project Discovery, $6.7 million to complete the expansion of its warehousing and shipping facilities in Piqua, Ohio and Canton, Georgia in order to improve efficiency and accommodate the consolidation of Gerry's Colorado operations, and $1.8 million on computer hardware and software to unify and upgrade its management information systems to achieve Year 2000 compliance. Evenflo also incurred $4.1 million in other capital expenditures for the 1998 nine months. Management estimates that Evenflo will make an additional $4.9 million in capital expenditures during the remainder of fiscal 1998. Furthermore, Evenflo anticipates an additional $4.7 million of capital expenditures over the next nine months on computer hardware and software to unify and upgrade its management information systems and to achieve Year 2000 compliance. In fiscal 1999, Evenflo expects to make $12.5 million of capital expenditures, $4.4 million of which will represent maintenance capital expenditures.

The primary sources of cash flows from financing activities are from borrowings under the $250 million Revolving Credit Facility, the $25 million Seasonal Credit Facility, and credit facilities available to certain of the Company's non-U.S. facilities. At June 30, 1998, the Company had $20.6 million in cash and an available borrowing capacity of approximately $3 million (reduced to reflect $90 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility and the Seasonal Credit Facility. As of July 31, 1998, the Company had approximately $6 million in cash and an available borrowing capacity of approximately $16 million (reduced to reflect $88 million of outstanding letters of credit and bankers' acceptances) under the Revolving Credit Facility and the Seasonal Credit Facility. The $25 million Seasonal Credit Facility is available to support the Company's seasonal working capital needs through August 31, 1998.

The Company's ability to fund its operations, make capital expenditures and make scheduled payments or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to fund its operations, capital expenditures, or its debt service obligations. In the absence of improved operating results, the Company may face liquidity problems and might be required to dispose of material assets or operations, in addition to the restructuring announced on July 31, 1998, to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom.

Restructuring. On July 31, 1998, the Company announced that its Board of Directors has approved a restructuring that will result in the separation of its two businesses, Evenflo Company, Inc. and Spalding Sports Worldwide, into two stand-alone companies, the infusion of $100 million equity into the Company, and the reduction of approximately $275 million of debt under the Company's senior credit facilities.

The restructuring and the separation will allow both companies to better implement their strategies and to achieve their growth objectives. Moreover, the companies will benefit from the centralization of their business functions at their respective headquarters and from fully dedicated, on-site management teams. The corporate entity now known as Evenflo & Spalding Holdings Corporation will be renamed Spalding Holdings Corporation and will include Spalding's operations in addition to an equity interest of approximately 42% in Evenflo.

The separation will be accomplished through a sale by a Company subsidiary of 51% of the outstanding common stock of Evenflo to an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") for $25.5 million, and approximately 7% of Evenflo's outstanding common stock to Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), for $3.3 million. Both KKR and Abarco are currently shareholders of the Company. KKR will also acquire shares of noncash pay preferred stock of Evenflo for $40 million in cash. Evenflo will receive $120 million of proceeds from certain other debt financings to repay indebtedness owed to the Company and to pay certain fees and expenses. The proceeds of these transactions will be used to repay the Company debt under its senior debt facilities. After giving effect to the recapitalization, Evenflo will have approximately $48 million of availability for general corporate purposes under a new $100 million revolving credit facility.

As part of the restructuring, the Company has reached an agreement with its bank syndicate to amend its senior credit facilities. In addition, KKR has agreed to invest $100 million in exchange for noncash pay preferred stock of the Company. Proceeds of that investment, together with the proceeds received from Evenflo, will be used to repay approximately $275 million of debt under the Company's senior credit facility.

As part of the restructuring, the Company has reached an agreement with its bank syndicate to amend its Credit Facility ("Amendment No. 3"). Amendment No. 3, (i) removes the financial ratio compliance requirements until December 31, 1999, (ii) modifies certain financial ratio test levels and definitions, (iii) releases collateral on Evenflo assets and stock, (iv) provides that net cash proceeds from the sale and financings of Evenflo and the Company's preferred stock proceeds be applied to reduce indebtedness under the Credit Facility of approximately $275 million, and (vi) modifies certain restrictive covenants. The effectiveness of Amendment No. 3 is conditioned on the Evenflo sale, issuance of $100 million preferred stock, receipt of a fairness opinion and an amendment fee. After the repayment of debt, the Company's next scheduled principal payment under the amended Credit Facility will be in the year 2002.

Following completion of restructuring, which is expected to occur in August 1998, corporate headquarters in Tampa, Florida will be closed and its functions transferred to the separate Spalding and Evenflo operations.

The capital initiatives and senior credit facilities amendment described above are conditioned upon the consummation of the restructuring in its entirety.

As a result of the Evenflo separation, the Company will allocate a portion of its assets, liabilities and expenses to Evenflo. Deferred financing costs, deferred income taxes and long-term debt will be allocated to Evenflo's consolidated balance sheets and corporate administrative expenses, interest expense and income taxes wil be allocated to Evenflo's statements of consolidated earnings (loss). Accordingly, certain of the separate Evenflo amounts described above would differ from similarly captioned amounts in any separate stand-alone Evenflo consolidated financial statements.

EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1998 third quarter and the 1998 nine months:

Three Months Ended June 30, 1998

                                          Three Months Ended June 30, 1998
                                           (dollar amounts in thousands)
                    ------------------------------------------------------------------------------------
                                                           Historical Cash Flow
                                                           net cash provided by (used in)
                                                           ---------------------------------------------
                                    Other items
                    Historical      affecting historical   Operating       Investing        Financing
                      EBITDA        EBITDA                 activities      activities       activities
                      ------        ------                 ----------      ----------       ----------
Spalding             $(3,807)        10,252                 (15,188)         (2,922)          19,913
Evenflo                3,287         872.00                  (5,963)         (2,936)          10,564
Corporate             (1,828)            11                 (25,303)              -           36,011
                     --------        ------                 --------         -------          ------
Consolidated         $(2,348)        11,135                 (46,454)         (5,858)          66,488
                     --------        ------                 --------         -------          ------
                     --------        ------                 --------         -------          ------


Spalding. Spalding's 1998 third quarter historical EBITDA was adversely affected by $10,252 of restructuring and other unusual costs. Restructuring costs were $2,665 and consisted of (i) $816 principally for international severance and lease settlements, (ii) $849 of management severance costs, and (iii) $1,000 in severance and other costs at Etonic. In addition, Spalding incurred $7,587 of other unusual expenses consisting of (i) $10 in receivable cash discounts under the international restructuring program that reduced net sales, (ii) $148 in inventory write-offs in Japan and certain exiting countries expensed to cost of sales, (iii) $900 in inventory write-offs at Etonic expensed to cost of sales,
(iv) $529 in receivable write-offs due to lower collection rates in exiting countries charged to SG&A expenses, (v) $300 in computer lease abandonment at

Etonic charged to SG&A expenses, and (vi) $5,700 charged to SG&A for the misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding.

Evenflo. Evenflo's 1998 third quarter historical EBITDA was adversely affected by $872 of restructuring and other unusual costs. Restructuring costs were $710 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $162 of other unusual costs including $26 expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $136 charged to SG&A expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2,600 in total.



THREE MONTHS ENDED JUNE 30, 1997

                                          Three Months Ended June 30, 1997
                                           (dollar amounts in thousands)
                    ------------------------------------------------------------------------------------
                                                           Historical Cash Flow
                                                           net cash provided by (used in)
                                                           ---------------------------------------------
                                    Other items
                    Historical      affecting historical   Operating       Investing        Financing
                      EBITDA        EBITDA                 activities      activities       activities
                      ------        ------                 ----------      ----------       ----------
Spalding             $21,074           558                   31,592           (3,292)         (21,100)
Evenflo                6,159         2,333                   11,265          (78,247)          70,676
Corporate             (1,950)          728                  (26,133)               -           27,314
                     -------         -----                  -------          -------          -------
Consolidated         $25,283         3,619                   16,724          (81,539)          76,890
                     -------         -----                  -------          -------          -------
                     -------         -----                  -------          -------          -------



Spalding. Spalding's 1997 third quarter historical EBITDA was adversely affected by $558 of international restructuring costs principally from severance and other costs.

Evenflo. Evenflo's 1997 third quarter historical EBITDA was adversely affected by $2,333 of restructuring and other unusual costs. Restructuring costs were $404 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $1,929 of other unusual costs including $1,268 expensed to cost of sales for purchase accounting effects of Gerry's inventory turnover, $285 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and $376 charged to SG&A expenses to consolidate certain of its operations that were previously managed separately.

Corporate. Corporate's 1997 third quarter historical EBITDA was adversely affected by $728 of other unusual costs from the acquisition of Gerry.

Nine Months Ended June 30, 1998

                                          Nine Months Ended June 30, 1998
                                           (dollar amounts in thousands)
                    ------------------------------------------------------------------------------------
                                                           Historical Cash Flow
                                                           net cash provided by (used in)
                                                           ---------------------------------------------
                                    Other items
                    Historical      affecting historical   Operating       Investing        Financing
                      EBITDA        EBITDA                 activities      activities       activities
                      ------        ------                 ----------      ----------       ----------
Spalding             $(2,933)        18,055                  (42,233)        (11,193)          56,382
Evenflo               11,558          2,377                  (17,307)        (13,112)          32,638
Corporate             (5,550)           156                  (52,496)              -           62,722
                     -------         ------                 --------         -------          -------
Consolidated         $ 3,075         20,588                 (112,036)        (24,305)         151,742
                     -------         ------                 --------         -------          -------
                     -------         ------                 --------         -------          -------


Spalding. Spalding's 1998 nine months historical EBITDA was adversely affected by $18,055 of restructuring and other unusual costs. Restructuring costs were $7,693 and consisted of (i) $4,344 principally relating to international severance and lease settlements, (ii) $2,349 of management severance costs, and
(iii) $1,000 in severance and other costs at Etonic. In addition, Spalding incurred $10,362 of other unusual expenses consisting of (i) $536 in receivable cash discounts under the international restructuring program that reduced net sales, (ii) $1,425 in inventory write-offs in Japan and certain exiting countries expensed to cost of sales, (iii) $900 in inventory write-offs at Etonic expensed to cost of sales, (iv) $1,501 in receivable write-offs due to lower collection rates in exiting countries charged to SG&A expenses, (v) $300 in computer lease settlements at Etonic charged to SG&A expenses, and (vi) $5,700 charged to SG&A expenses for the misapplication of funds by Spalding's freight audit and payment provider who failed to pay freight carriers funds advanced by Spalding.

Evenflo. Evenflo's 1998 nine months historical EBITDA was adversely affected by $2,377 of restructuring and other unusual costs. Restructuring costs were $1,443 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $934 of other unusual expenses including (i) $235 expensed to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations,
(ii) $159 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio, and (iii) $540 charged to SG&A expenses for Year 2000 conversion costs. The Company estimates fiscal 1998 Evenflo restructuring and other unusual costs could approximate $2,600 in total.

Corporate. Corporate's 1998 nine month historical EBITDA was adversely affected by $156 of other unusual costs from potential acquisitions.

Nine Months Ended June 30, 1997

                                          Nine Months Ended June 30, 1997
                                           (dollar amounts in thousands)
                    ------------------------------------------------------------------------------------
                                                           Historical Cash Flow
                                                           net cash provided by (used in)
                                                           ---------------------------------------------
                                    Other items
                    Historical      affecting historical   Operating       Investing        Financing
                      EBITDA        EBITDA                 activities      activities       activities
                      ------        ------                 ----------      ----------       ----------
Spalding             $ 32,643          2,452                  2,465           (6,168)         (4,596)
Evenflo                14,489          4,244                 (6,498)         (86,967)         93,566
Corporate              (5,571)           728                (57,490)               -           8,802
                     --------        -------                -------          -------          ------
Consolidated         $ 41,561        $ 7,424                (61,523)         (93,135)         97,772
                     --------        -------                -------          -------          ------
                     --------        -------                -------          -------          ------


Spalding. Spalding's 1997 nine months historical EBITDA was adversely affected by $2,452 of restructuring and other unusual costs. Restructuring costs include $1,619 of international restructuring costs. Unusual costs were $833 relating to the October 1996 purchase of its Etonic Canadian distribution rights which were charged to SG&A expenses.

Evenflo. Evenflo's 1997 nine months historical EBITDA was adversely affected by $4,244 of restructuring and other unusual costs. Restructuring costs were $404 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $3,840 of other unusual costs including $1,268 expensed to cost of sales for purchase accounting effects of Gerry's inventory turnover, $1,524 expensed to cost of sales attributable to the manufacturing and warehouse reconfiguration at Piqua, Ohio and $1,048 charged to SG&A expenses to consolidate certain of its operations that were previously managed separately.

Corporate. Corporate's 1997 nine months historical EBITDA was adversely affected by $728 of other unusual costs from the acquisition of Gerry.

Currency Hedging. In fiscal 1997, approximately 19% of the total Company net sales were generated in non-U.S. currencies. A portion of the Company's foreign sales during the 1998 nine month period were made in Asia/Pacific region countries which have experienced significant currency fluctuations relative to the U.S. dollar due to recent economic disruptions in that region. Fluctuations in the value of these currencies relative to the U.S. dollar has had, and could in future periods have a material effect on the Company's results of operations. Although the Company sources many of its goods from foreign manufacturers, the vast majority is sourced from China which has not experienced significant currency fluctuations during this period relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge up to nine month transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

Year 2000 Compliance. Many existing computer software and hardware systems use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the year 2000. The Company has made and will continue to make investments in its software systems and applications to upgrade systems for year 2000 compliance. This process is expected to be complete for Spalding's operations by December 1998, with minor aspects of the project continuing into the first half of calendar 1999. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to Spalding's results of operations.

Evenflo anticipates upgrades required for Year 2000 compliance to be completed by December 1998. Evenflo expects to spend $6.5 million by December 1999 (with $1.8 million of this amount spent in the 1998 third quarter) to unify and upgrade its information systems and to resolve its Year 2000 compliance issues. All costs associated with Year 2000 compliance will be expenses as incurred other than acquisition of new software or hardware, which will be capitalized.

Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be Year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule, that the upgraded systems will be free of defects, or that the Company's alternative plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences, material costs, or both.

Year 2000 compliance issues may also adversely affect the operations and financial performance of the Company indirectly by affecting the operations of any one or more of the Company's suppliers or customers. The Company is currently contacting its significant suppliers and customers in an attempt to identify any potential Year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of Year 2000 compliance issues with its suppliers and customers.

PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Reference is made to Part I, Item 3 "Legal Proceedings" of Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, filed December 19, 1997. Since December 19, 1997, the Company has not been named as a defendant in any action which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the action described below.

On February 20, 1998, the Company was sued by Callaway Golf Company, Inc. for trademark infringement and false advertising involving the Company's introduction of the Top-Flite(R) System C(TM) golf ball, which was designed for use with a Callaway Great Big Bertha(R) driver. The case is in the pre-trial discovery stage. The Company believes it has meritorious defenses to all claims.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.14 Credit Agreement Amendment No. 3 dated July 31, 1998, to the Credit Agreement dated September 30, 1996, among Evenflo & Spalding Holdings Corporation, as the Borrower, the Lenders and Bank of America National Trust & Savings Association, as the administrative agent for the Lenders.

              (b) Reports on Form 8-K

                           Current report on Form 8-K filed June 16, 1998, which announced Richard W. Frank as Chairman and Chief Executive Officer of Evenflo Company, Inc.

                           Current report on Form 8-K filed July 31, 1998, which provided a cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and announced the Company's Board of Directors approved a restructuring of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Evenflo & Spalding Holdings Corporation
                                                     (Registrant)

Date:    August 14, 1998                 By:  /s/ W. Michael Kipphut
                                              -----------------------
                                              W. Michael Kipphut
                                              Vice President and Treasurer
                                              (a Principal Financial Officer and
                                              authorized signatory)