Form 10-K
period 1998-09-30
SPALDING HOLDINGS CORP
filed 1998-12-29
CIK 1025193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NUMBER 333-14569

                           SPALDING HOLDINGS CORPORATION
                 (FORMERLY EVENFLO & SPALDING HOLDINGS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      59-2439656
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
  425 MEADOW STREET, CHICOPEE, MASSACHUSETTS                       01013
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (413) 536-1200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] [ ] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common stock, par value $.01 per share, outstanding at December 21, 1998, was 96,933,963 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SPALDING HOLDINGS CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I
  Item   Business....................................................      2
     1
  Item   Properties..................................................     12
     2
  Item   Legal Proceedings...........................................     13
     3
  Item   Submission of Matters to a Vote of Security Holders.........     14
     4

Part II
  Item   Market for Registrant's Common Equity and Related
     5   Stockholder Matters.........................................     14
  Item   Selected Financial Data.....................................     14
     6
  Item   Management's Discussion and Analysis of Financial Condition
     7   and Results of Operations...................................     18
  Item   Quantitative and Qualitative Disclosures About Market
     7A  Risk........................................................     30
  Item   Financial Statements and Supplementary Data.................     30
     8
  Item   Changes in and Disagreements with Accountants on Accounting
     9   and Financial Disclosure....................................     60

Part
  III
  Item   Directors and Executive Officers of the Company.............     60
     10
  Item   Executive Compensation......................................     62
     11
  Item   Security Ownership of Certain Beneficial Owners and
     12  Management..................................................     66
  Item   Certain Relationships and Related Transactions..............     67
     13

Part IV
  Item   Exhibits, Financial Statement Schedules and Reports on Form
     14  8-K.........................................................     70

                                     PART I

ITEM 1:  BUSINESS

     Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. (formerly Spalding & Evenflo Companies, Inc.), ("Spalding"). The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball bats, balls and gloves, handballs, rackets and balls for tennis and racquetball, and clothing, shoes and equipment for many other sports.

     Prior to August 20, 1998, Evenflo Company, Inc. ("Evenflo") was also a subsidiary of the Company. Evenflo markets under the Evenflo(R), Gerry(R) and Snugli(R) trade names specialty juvenile products, including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

     On August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (the "Reorganization"). Following completion of the Reorganization, the Company's headquarters in Tampa, Florida was closed and its functions transferred to the separate Spalding and Evenflo operations. After giving effect to the Reorganization, Spalding continues to own 42.4% of the common stock of Evenflo.

     All references to fiscal year in this Form 10-K refer to the fiscal year ending on September 30th of each year. All references to market share and demographic data in this Form 10-K are based on industry publications and Company data. For periods prior to the date of the Reorganization, references to the Company include Spalding and Evenflo on a consolidated basis. After August 20, 1998, references to the Company means the operations of Spalding and its equity investment in Evenflo. References to fiscal 1998 include the operations of Spalding for the entire fiscal year, the operations of Evenflo for the period from October 1, 1997 to August 20, 1998 and Spalding's 42.4% equity in Evenflo from August 21, 1998 to September 30, 1998.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

GENERAL

     Spalding is one of the most recognized consumer product companies serving the sporting goods industry, and in 1997, sold more golf balls, basketballs and softballs than any other company in the U.S. Evenflo is one of the largest manufacturers in the juvenile products industry and is widely recognized by new mothers for high quality, safety-tested infant and juvenile products. In 1997 (based on pro forma net sales for the acquisition of Gerry Baby Products ("Gerry")), Evenflo held the number one market share in a number of juvenile product categories, including car seats, stationary activity products, breastfeeding products, gates, baths, soft and frame carriers and car seat/stroller travel systems. The Company markets its products in over 100 countries and had net sales of $803 million in fiscal 1998.

     Spalding was founded in 1876 by Hall of Fame baseball pitcher Albert G. Spalding and is one of the oldest, largest and best-known sporting goods companies in the world. Spalding produced the first official major league baseball in 1876 and the first basketballs and volleyballs in the 1890's. Additional early achievements were the first U.S.-made footballs, golf clubs, golf balls, tennis rackets and tennis balls. Spalding introduced the first "dimpled" golf ball in the United States in 1908; the first two-piece, solid core golf ball in 1966, which today is the most commonly played type of ball; and the Surlyn cut-resistant golf ball cover in 1971. Spalding continues to focus on creating innovative new products and Spalding's products are endorsed by numerous leagues and players.

     Evenflo was established in 1920, and its early successes came from the development in 1935 of the modern nursing bottle nipple, which is held in place with a screw-on bottle cap, versus the then-standard nipples that were stretched over the bottle top. Evenflo has since developed a large number of innovative infant feeding products, including the first fully transparent baby bottle, the first decorated nursers, the first convertible (infant to toddler) car seat to pass applicable federal testing standards and the first juvenile stationary activity product. Evenflo seeks to distinguish itself from its competitors by continually developing innovative, high quality products and offering them at competitive prices.

     In July 1996, the Company acquired certain net assets of Etonic (the "Etonic Acquisition"), which manufactures and/or markets golf shoes, gloves and other golf accessories, as well as an established line of running and walking shoes.

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

     In November 1997, the Company acquired certain assets of the Ben Hogan Co. ("Hogan"), which manufactures and/or markets golf clubs, golf balls and golf accessories.

     In August 1998, the Company separated its two businesses Evenflo and Spalding, into two stand-alone companies. As part of the Reorganization, KKR 1996 Fund L.P., an affiliate of the Company, acquired 51% of the outstanding shares of common stock of Evenflo from Spalding for a purchase price of $25.5 million and preferred stock of Evenflo from Spalding for a purchase price of $40.0 million. In addition, Great Star Corporation, an affiliate of Abarco N.V. and a shareholder of the Company, acquired 6.6% of the outstanding shares of Evenflo from Spalding for a purchase price $3.3 million. Following completion of the Reorganization, the Company's headquarters in Tampa, Florida was closed and its functions transferred to the separate Spalding and Evenflo operations.

SPALDING

     Spalding, with net sales of $512.5 million in fiscal 1998, is a leader in the $2.8 billion U.S. wholesale golf industry and in the $60 billion U.S. wholesale sporting goods industry, with some of the most widely recognized branded consumer product names such as Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Dudley(R) and Ben Hogan(R). Spalding's brand names are currently featured on over 2,000 products with an emphasis on three primary categories:
(i) golf products, (ii) sporting goods products, and (iii) licensed athletic products, including apparel and footwear. To broaden Spalding's line of golf products, in July 1996 the Company acquired Etonic's line of golf accessories and in November 1997 the Company acquired Hogan's line of golf clubs, balls and accessories.

     For information on sales by industry segment and foreign and domestic operations and export sales, see Note R of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

  Golf Products

     GENERAL. Golf products are Spalding's largest product category, generating worldwide net sales of $394 million in fiscal 1998, or approximately 77% of Spalding's total net sales. Spalding is the U.S. market share leader in the manufacture and marketing of golf balls, primarily under its Hogan(R), Top-Flite(R) and Strata(R) brand names, as well as an industry leader in introducing innovative new golf products. Spalding offers a comprehensive array of golf clubs, golf bags, golf shoes and other golf accessories. Spalding's golf products are endorsed by leading golf professionals including Lee Trevino, Payne Stewart, Justin Leonard, Craig Stadler, Mark O'Meara, Jim Furyk, Brandi Burton, and Chris Johnson. Spalding golf products are played worldwide by over 250 touring golf professionals and many PGA club professionals.

     GOLF BALLS. Spalding was the leading manufacturer of golf balls in the $669 million U.S. wholesale market, with worldwide net sales of $210 million, $218 million and $218 million in fiscal 1998, 1997 and 1996, respectively. Spalding currently markets its line of golf balls under numerous names including Top-Flite(R) Strata Tour(TM) and Top-Flite(R) Strata Advance(TM), Top-Flite(R) Aero(R), Top-Flite(R) Z-Balata(R), Top-Flite Magna(TM), and Top-Flite XL(R). Spalding believes that its family of Top-Flite(R) golf balls has sold more golf balls than any other family of golf balls in the world. Spalding focuses its marketing efforts on pro shops, off-course golf specialty shops, sporting goods stores and other retail outlets where the Top-Flite(R) name is widely recognized. In addition, the Company seeks to increase sales to women, who represent one of the fastest growing segments of the golf market.

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

     GOLF CLUBS. Sales of Spalding golf clubs generated $108 million, $96 million and $71 million in worldwide net sales for the fiscal years 1998, 1997 and 1996, respectively. In 1997, U.S. wholesale sales of golf clubs were estimated at $1.5 billion. Spalding's strategy is to design golf clubs for men, women and seniors of all ability levels. Spalding pursues a pricing strategy that covers all price points, using its Hogan(R), Top-Flite(R) and Spalding(R) brand names to satisfy the high performance and recreational/value segments of the market (Hogan was purchased during fiscal 1998). Top-Flite Tour(R) irons have been widely used on the Senior Tour and the Company believes that the increased exposure of Top-Flite(R) golf products on professional tours has resulted in an increase in demand for Top-Flite(R) golf club products.

     Spalding irons incorporate technological and design features, such as perimeter weighting, graphite shafts under the Muscle(TM) trademark, titanium head inserts and Top-Flite's(R) patented stabilizer bar design. Through the use of computer-aided design and modeling software, Spalding is continually developing new golf club features. In 1997, Spalding announced the addition to its club line of the Top-Flite(R) Intimidator 400(R) fairway woods with a patented Spoiler(TM) sole. This followed the earlier introduction of the Top-Flite(R) Micro Groove(TM) putter to fill out the Top-Flite(R) golf club line.

     GOLF SHOES AND ACCESSORIES. Spalding also designs and markets golf shoes and accessories, including golf bags, club covers, tees, towels, sports luggage and hats. By acquiring Etonic in 1996, Spalding expanded and upgraded its line of golf products with Etonic golf shoes and Etonic golf gloves. Spalding had fiscal 1998 net sales of $76 million of golf shoes and accessories. In 1997, the U.S. wholesale market for golf shoes and accessories was approximately $550 million.

     SPORTING GOODS PRODUCTS. The sporting goods products segment includes basketballs, a broad line of softball and baseball products, volleyballs, soccer balls and other sports products. Spalding's sporting goods products (other than golf) accounted for $98 million, or 19% of total Spalding's fiscal 1998 net sales.

     BASKETBALLS. Spalding produced the first basketball in 1894 and is the market share leader in the estimated $154 million (1997) U.S. market for basketballs and basketball accessories with $36 million of U.S. net sales of basketballs in fiscal 1998. Spalding's worldwide net sales of basketballs in fiscal 1998 were $48 million. Spalding is the exclusive official basketball of the NBA and WNBA and has used these endorsements, as well as the endorsement of other leagues and professional players, to gain worldwide market share in this product category. Spalding's NBA license extends through July 2001, while its WNBA license extends through September 1999. Internationally, the Spalding basketball is the official basketball of professional leagues and national teams in more than 25 basketball markets. There can be no assurances that the current labor dispute in the NBA will not have a material adverse effect on the Company's sales of basketballs.

     Spalding continues to develop its leadership in the basketball market through innovative product designs such as the ZK-Composite(R) basketball and the Zi/O(R) indoor/outdoor basketball. Introduced in 1991, the ZK-Composite(R) basketball utilizes composite materials technology to offer excellent performance characteristics at lower price points than leather balls.

     OTHER SPORTS PRODUCTS. Spalding markets a number of other sporting goods and sports related products serving baseball, softball, volleyball, soccer, football, tennis, racquetball, handball and other sports activities. Net sales of such items totaled $50 million in fiscal 1998, although no single product area accounted for more than 10% of the Company's revenues.

     Spalding's Dudley(R) brand is the leading supplier of softballs in the world. Spalding also sells a broad line of baseball products worldwide under the Spalding(R) name. In both softball and baseball, Spalding has focused resources on growing its share of the glove and high performance bat markets.

     Spalding produced the first volleyball in 1895 and today is a leading provider of volleyballs in the U.S. Spalding has the endorsement for volleyballs of the NCAA and the American Volleyball Association (AVA). Spalding's tennis racquets are endorsed by the Association of Tennis Professionals (ATP).

     LICENSING. Spalding is one of the leading general sports brand licensors with over 100 licensees and sub-licensees worldwide. In exchange for royalty fees, Spalding grants licensees the exclusive right to use specified Spalding trademarks in product categories and geographical areas where Spalding does not enjoy competitive advantages as a manufacturer of sporting goods. The Spalding(R), Top-Flite(R) Etonic(R) and Ben Hogan(R) brand names are licensed in over 259 product categories, including the Hakeem Olajuwon shoe line by Mercury International Trading Corp., one of the largest shoe companies in the world, and apparel lines by Mitsubishi Corporation in Japan, Sara Lee Corporation and others in the U.S. Other Spalding licensed products include sport bags and other accessories. Sales of licensed Spalding products totaled approximately $259 million in fiscal 1998, $113 million of which was in international markets.

     Spalding maintains quality control by inspecting licensed products to maintain compliance with Spalding's quality standards. Spalding believes that selectively licensing its brand names for use on quality products promotes greater consumer awareness of its name and increases its visibility in the marketplace. Spalding expects continued growth and market penetration through licensing of footwear, active apparel and accessories for all sports.

     INTERNATIONAL. Spalding sells or licenses its products in over 95 countries through approximately 100 independent distributors and 6 wholly-owned foreign subsidiaries in Australia, Canada, Japan, New Zealand, Sweden and the United Kingdom. Spalding's international sales were $120.1 million, or 23% of Spalding's net sales in fiscal 1998, due in large part to the popularity of golf and basketball outside the United States.

     RESTRUCTURING. In fiscal 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, this plan was expanded to reduce the infrastructure needed to support international operations, by closing the Mexico operation, consolidating European operations with the closure of Germany, France, Italy and Spain operations, and significantly downsizing the Company's operations in Japan. As a result, sales activities in Mexico, the closed European operations and Japan will be channeled through distributors. The U.S. operations recognized certain management severance costs and closed the headquarters in Tampa, Florida. See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

     SALES, MARKETING AND DISTRIBUTION. Spalding sells its products directly to approximately 20,000 retailers, including pro shops and ranges, off-course golf specialty shops, sporting goods stores and mass merchants. The Company also markets to corporations for special events, the military and warehouse clubs and generates sales from catalogs. In fiscal 1998, one U.S. customer (Wal-Mart) amounted to 13% of net sales. During fiscal 1997 and 1996, no single customer accounted for more than 10% of Spalding's worldwide net sales.

     Marketing for Spalding's golf and sporting goods products utilizes the endorsements of professional and amateur leagues and players. Spalding believes that endorsements by professional athletes and affiliations with sports organizations enhance Spalding's image and improve sales of its products.

     Spalding's golf marketing campaign incorporates all of its golf products and is intended to develop Strata(R) and Top-Flite(R) as global "megabrands" for performance grade golf products. In 1998 Spalding expanded its advertising campaign for premium golf products including the Top-Flite(R) Strata Tour(TM) golf ball, the Hogan(R) club line and the Top-Flite(R) club line. Advertising, promotion and endorsement expenditures amounted to 16%, 14%, and 12% of Spalding's net sales in fiscal 1998, 1997 and 1996, respectively.

     MANUFACTURING, PRODUCT PROCUREMENT AND RAW MATERIALS. The manufacture of Spalding products involves a number of highly specialized processes. Spalding manufactures golf balls, finishes custom golf balls and assembles most of its golf clubs at its own facilities. Spalding's primary manufacturing facility is located in Chicopee, Massachusetts and comprises approximately 830,000 square feet of manufacturing, office and distribution space. Additionally, Etonic produces a portion of its shoes at its facility in Richmond, Maine. Spalding believes that it is one of the lowest cost producers of golf balls in the world.

     Spalding utilizes third-party manufacturers, located primarily in China, Thailand, Taiwan and other countries in Southeast Asia, to produce most of its non-golf ball products. Products and components representing approximately 58% of Spalding's net sales in fiscal 1998 were produced by such third-party manufacturers. No supplier accounted for products representing more than 10% of Spalding's fiscal 1997 net sales. Spalding believes it has alternative sources of supply for substantially all of the products currently produced by third party manufacturers.

     Sourced products are manufactured according to Spalding's strict quality control specification. To assure the quality of its sourced products, the Company works closely with third-party manufacturers, emphasizing product reliability and performance standards and strict quality controls to which all producers must adhere. Spalding continually monitors its sourced products to improve quality. Certain of Spalding's third-party manufacturers produce only Spalding products. In addition, Spalding jointly develops new products with certain of its suppliers as part of Spalding's increasingly global product development efforts. Spalding maintains a liaison office in Taiwan to assist in order-expediting and quality control.

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

     TRADEMARKS AND PATENTS. Spalding has proprietary rights to a number of trademarks that are important to its business, including Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Dudley(R) and Ben Hogan(R). The Company actively guards against trademark infringement through legal and other measures.

     The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At September 30, 1998, Spalding owned 200 patents and had 171 applications pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

     SEASONALITY. Spalding's business is seasonal, as many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. For fiscal 1998, Spalding's quarterly net sales as a percentage of its total net sales were approximately 20%, 29%, 30% and 21%, respectively, for the first through the fourth quarters of the 1998 fiscal year. In addition, for fiscal 1998, Spalding's quarterly income from operations as a percentage of its total income from operations was approximately (23%), 3%, (23%) and (57%), respectively, for the first through fourth quarters of such fiscal year. Unusual and restructuring costs in the fourth quarter for fiscal 1998 totalled $26.4 million principally consisting of: (a) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, (b) $5.3 to close the corporate office in Tampa,
(c) $4.0 of expenses related to the Reorganization transaction and (d) $2.8 write off related to accumulated foreign currency translation adjustments.

     COMPETITION. The sporting goods industry is highly competitive. Spalding competes primarily on the basis of product features, brand recognition, quality and price. Spalding competes with numerous national and international companies that manufacture and distribute sporting goods and related equipment and sports apparel. Certain of Spalding's competitors offer types of sports equipment not sold by Spalding. Some of Spalding's competitors are larger and have substantially greater financial and other resources than the Company. Spalding competes in one or several individual market segments against competitors such as Acushnet Company (a subsidiary of Fortune Brands, Inc. the producer of Titleist, Footjoy and Cobra golf products), Callaway Golf Co., Karsten Manufacturing Corp. (producers of Ping golf products), Nike, Inc., Rawlings Sporting Goods Company, Inc., Taylor Made (a subsidiary of Adidas AG) and Wilson Sporting Goods Co. (a subsidiary of Amer Group Ltd.). Additionally, Spalding anticipates that certain manufacturers (Nike, Inc., Callaway Golf Co. and Taylor
Made) will soon enter the premium golf ball market.

EVENFLO

     Evenflo, with net sales of $291 million through the date of the Reorganization (August 20, 1998), is a leader in the $2.0 billion U.S. market for juvenile and infant hardgood products, as well as a market leader in such products in several international markets. Evenflo is one of the largest manufactures and marketers of juvenile products in the United States as well as a leader in several international markets based on net sales in 1997. Established in 1920, Evenflo is one of the oldest and most recognized names in the juvenile products industry, with a 97% brand awareness for infant feeding products among new mothers in the United States. Evenflo believes it is a leading supplier of juvenile products to such key national retailers as Toys "R" Us, Inc., Wal-Mart Stores, Inc., Sears, Roebuck & Co., Kmart Corporation and Target (a division of Dayton Hudson Corporation).

     Evenflo distinguishes itself from its competitors by developing innovative, high quality products which have sometimes redefined their product categories. For example, the 1994 introduction of the Exersaucer(R) redefined the activity product category. Evenflo followed this success with the introduction of the On My Way Travel System(R) in 1996, which was, according to NPD Group, Inc., the single largest selling product in the juvenile products industry by dollar volume in 1997. Evenflo further distinguishes itself from its competitors through it co-branded products offerings with other national brands such as OshKosh B'Gosh(R) and Serta(R).

     Evenflo products fall into four principal categories, representing the daily activities in which the products are used: (i) "On The Go" products, including car seats, strollers, travel systems and carriers, (ii) "Play Time" products, including stationary activity products, swings gates and doorway jumpers, (iii) "Bed and Bath" products including cribs, portable play yards, monitors, mattresses, bath items and toilet trainers and (iv) "Feeding Time" products, including reusable and disposable nurser systems, breastfeeding aids, high chairs, oral development items such as teethers and pacifiers, bibs and other feeding accessories.

     INTERNATIONAL. Evenflo believes that higher birth rates, the adoption of mandatory automobile child restraint laws, increasing income levels, the lowering of trade barriers and the standardization of regulation in certain world markets present significant growth opportunities. Evenflo has had an international presence for over 50 years, selling its products in 63 foreign countries, with established operations in Canada, Mexico and the Philippines. International sales represented $37.0 million, or approximately 13% of Evenflo's net sales through the date of the Reorganization.

     SALES, MARKETING AND DISTRIBUTION. For fiscal 1998, the five largest customers of Evenflo represented approximately 65% of Evenflo's net sales with Toys "R" Us, Wal-Mart, Target and Sears representing 25%, 17%, 8% and 8%, respectively, of net sales. No other customer accounts for more than 10% of Evenflo's worldwide net sales. As is customary in the industry, the Company's products are generally purchased by means of purchase orders. Evenflo's sales organization in the United States is divided into national accounts, non-national accounts and food and drug accounts.

     MARKETING. Evenflo's marketing efforts are focused on building brand identity through broad advertising and packaging programs as well as emphasizing product innovation and customer service. Evenflo conducts extensive research on juvenile product industry trends, including consumer buying trends and focus-group research with parents and children. Evenflo uses this data in making determinations with respect to product offerings and new product introductions to respond to consumer demands.

     Marketing programs are national in scope and primarily consist of print advertising, trade and consumer promotions and targeted sampling. Evenflo collaborates with significant accounts to develop shelf space allocations for their products in upcoming selling seasons. For key accounts, Evenflo also designs and sets up in-store promotional displays for products, including new product introductions. Advertising and promotion expenditures amounted to approximately 5% of Evenflo's net sales in fiscal 1998, 1997, and 1996.

     RESEARCH AND DEVELOPMENT. Evenflo dedicates substantial resources to its product development efforts, including 22 professionals in research and development. Evenflo's research and development group has in effect over 231 U.S. patents and 121 foreign patents. Evenflo has developed a number of innovative infant and juvenile products, including the first fully transparent baby bottle, the first decorated nurser, the first convertible (infant to toddler) car seat to pass applicable federal testing standards and the first juvenile stationary activity product. Evenflo has approximately 52 patents pending at the U.S. Patent and Trademark Office.

     MANUFACTURING, PROCUREMENT AND RAW MATERIALS. Evenflo maintains six manufacturing and assembly plants located in Ohio, Georgia, Alabama, Wisconsin and two in Mexico. Evenflo also operates distribution centers in Canada and the Philippines and has entered into a joint manufacturing arrangement with a French corporation for the manufacture and distribution of On My Way(R) car seats and the Exersaucer(R) in European markets. Evenflo manufactures bottles and nipples and assembles certain infant feeding and baby care products primarily at its facilities in Canton, Georgia and Mexico City. Car seats, high chairs, mattresses and stationary activity products are assembled at Evenflo's plant in Piqua, Ohio. Jasper, Alabama serves as a soft goods manufacturing feeder plant for the final assembly operations in Ohio. Evenflo's cribs are manufactured and assembled at a facility in Tijuana, Mexico, while wood products (primarily gates) are produced at its plant in Suring, Wisconsin. Evenflo recently completed the elimination of Gerry's manufacturing and distribution operations at Thornton, Colorado and the integration of those operations into the Piqua, Ohio and Canton, Georgia facilities and closed the Thornton facility. In addition to the integration of Gerry into Evenflo's operations, Evenflo recently completed the reengineering of the Piqua assembly lines to improve productivity and capacity, including the installation of injection molding equipment. Evenflo also redesigned the Piqua and Canton warehouses, installed computer-controlled fabric cutting systems in Jasper and during fiscal 1998, the Company made additional investments to expand warehousing and distribution in Piquoa and Canton and to move administrative offices to Vandalia, Ohio. Evenflo is the only major U.S. juvenile product manufacturer with ISO 9000 registration status.

     Evenflo's sourced products are manufactured according to its specifications by third-party manufacturers located within the U.S. and abroad, primarily in China, Thailand, Taiwan, Hong Kong and other Southeast Asian countries. Products representing approximately 27% of Evenflo's net sales in fiscal 1998 were produced by such third party manufacturers and only one supplier accounted for products representing more than 10% of Evenflo's fiscal 1998 net sales (Lordship Industrial Co. accounted for products representing approximately 14% of Evenflo's fiscal 1998 net sales). Evenflo continually monitors its sourced products with a staff headquartered in Hong Kong to improve the quality of its sourced products. Evenflo believes it has alternative sources of supply for nearly all of the products currently produced by third party manufacturers; however, any interruption in the supply of such goods or increase in price or decline in quality could have a material adverse effect on Evenflo's results of operations.

     The principal raw materials used by Evenflo in the manufacture of its products include various plastic resins, natural and synthetic rubbers, textiles and corrugated paper, all of which are normally readily available. While all raw materials are purchased from outside sources, Evenflo is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to Evenflo. Evenflo does not anticipate any significant material shortages or price movements in its inputs. Plastic resins prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resins and the petrochemical intermediates from which they are produced.

     COMPETITION. The juvenile product industry is highly competitive and is characterized by frequent introductions of new products, often accompanied by advertising and promotional programs. Evenflo competes with numerous national and international companies which manufacture and distribute infant and juvenile products, a number of which have greater financial and other resources at their disposal. Evenflo's principal competitors include Century Products Company, Inc. (a subsidiary of Rubbermaid, Inc.) ("Century"), Graco Children's Products, Inc. (a subsidiary of Rubbermaid, Inc.) ("Graco"), Cosco, Inc. (a subsidiary of Dorel Industries, Inc.), The First Years, Inc., Fisher-Price (a division of Mattel, Inc.), Gerber Products Company (a subsidiary of Sandaz, Ltd.), Johnson & Johnson, Kolcraft Enterprises, Inc., Playtex Products, Inc. and Safety 1st, Inc. Newell Co. recently acquired Rubbermaid, Inc.

     A number of factors affect competition in the juvenile products manufactured and/or sold by the Company, including quality, price competition from competitors and price points parameters established by the Company's customers. Shelf space is a key factor in determining retail sales of juvenile care products. A competitor that is able to maintain or increase the amount of retail space allocated to its product may gain a competitive advantage for that product. The allocation of retail space is influenced by many factors, including brand name recognition, quality and price of the product, level of service by the manufacturer and promotions.

     In addition, new product introductions are an important factor in the categories in which the Company's products compete. Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers. The importance of these competitive factors varies from customer to customer and from product to product. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

     In the On The Go product category, Graco has recently entered the monitor and travel system markets, which has resulted in an increase in competition in these markets.

     TRADEMARKS AND PATENTS. Evenflo has proprietary rights to a number of trademarks that are important to its business including Evenflo(R), Gerry(R) and Snugli(R). Evenflo's policy is to protect proprietary products by obtain patents for such products when practicable. Evenflo owns approximately 231 patents and 196 trademarks and had approximately 52 patent applications and approximately 86 trademarks pending at the U.S. Patent and Trademark Office. In addition, Evenflo also maintains patent protection for certain of its products in other countries and has a number of patent applications pending in foreign countries. In addition to its patent portfolio, Evenflo possesses a wide array of unpatented proprietary technology and know-how. Evenflo believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, Evenflo vigorously protects its intellectual property rights. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to Evenflo or its licensors, to protect trade secrets, know-how or other intellectual property rights owned, or to determine the scope and validity of the proprietary rights of Evenflo or of third parties. On April 22, 1998, Evenflo sued Graco for patent infringement relating to Evenflo's Carry Right(R) patent. Graco has filed an answer and a counterclaim alleging infringement by Evenflo of three different patents relating to stroller technology. In addition, on August 7, 1998, Century filed suit against both Evenflo and Spalding alleging the infringement of two patents relating to the design of the storage compartment and base of certain of Evenflo's car seats. Evenflo and Spalding intend to vigorously defend this action and believe that an adverse outcome would not materially adversely affect them. There can be no assurance that Evenflo and Spalding will prevail in either of these suits or in similar litigation. See "-- Legal Proceedings." Although Evenflo believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on Evenflo's business and results of operations.

     PRODUCT REGULATION. Evenflo's products are subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, the Highway Safety Act of 1970 (collectively, the "Safety Acts") and the regulations promulgated thereunder. The Safety Acts authorized the Consumer Products Safety Commission ("CPSC") to protect the public from products that present a substantial risk of injury. The Highway Safety Act of 1970 authorizes the National Highway Traffic Safety Administration ("NHTSA") to protect the public from risk of injury from motor vehicles and motor vehicle equipment. The CPSC, the NHTSA and the Federal Trade Commission (the "FTC") can initiate litigation requesting that a manufacturer be required to remedy, repurchase or recall articles which fail to comply with federal regulations, which contain a safety related defect or which represent a substantial risk or injury to users. They may also impose fines or penalties on the manufacturer. Similar laws exist in some states and in other countries in which Evenflo markets its products. Any recall of its products could have a material adverse effect on Evenflo.

     In the past five years, Evenflo had three product recalls and took ten corrective actions with respect to recalled and other products. Corrective actions are steps taken by Evenflo short of a recall which involve delivering instructions or repair kits to consumers in order to assure proper usage and performance of a product. Within the last two calendar years, Evenflo has executed three recalls and five corrective actions, including: the offer of a repair kit for the On My Way(R) car seat in March 1998 affecting approximately 800,000 units due to the potential for slippage of the handle lock when used as a carrier; and the provision of a retrofit plastic reinforcing sleeve for the Happy Camper(R) play yard in June 1997 affecting approximately 1.2 million units to encourage full rotation of the locking hinge and to prevent breaking or cracking of the plastic hinges. These two corrective actions accounted for 59% of Evenflo's expenditures for recalls and corrective actions in fiscal 1997 and fiscal 1998. In fiscal 1997 and fiscal 1998 (through 10 1/2 months), the aggregate cost of recalls and other corrective actions was $4.4 million and $4.9 million through August 20, 1998 (with an additional $0.2 million through September 30, 1998), respectively (including costs related to the 1998 recall of the Two-In-One(R) booster car seat affecting approximately 32,000 units due to cracking and breakage during testing). In addition, Evenflo has instituted a voluntary recall of its Houdini(R) play yards affecting approximately 200,000 units as part of an industry-wide recall of play yards with protruding rivets. Evenflo anticipates that this recall will cost approximately $0.1 million in the aggregate. Evenflo believes that it is indemnified by Spalding for the costs of the recall of the Houdini(R) play yards under the terms of the Indemnification Agreement entered into on the date of the Reorganization. See "Certain Relationships and Related Transaction". Evenflo believes that recalls had an effect on fiscal 1998 net sales and will continue to have such an effect in fiscal 1999. See "Management's Discussion and Analysis of financial Condition and Results of Operations." In addition to product recalls and corrective actions required by the CPSC or the NHTSA, Consumer Union, the publisher of Consumer Reports, and other product evaluation groups conduct product safety testing and publish the results of such evaluations. The results of these reports are widely disseminated and may spur investigations by governmental agencies or result in negative publicity.

RESEARCH AND DEVELOPMENT

     The Spalding research and development department consists of more than 70 scientists, engineers and technicians. Spalding introduced the first dimpled golf ball in the U.S., invented the first two-piece golf ball, and developed and patented the blended Surlyn cut-resistant golf ball cover. Spalding has also introduced a number of golf club innovations, including one of the first titanium irons in the market. In addition, the popularity of Spalding's patented ZK-Composite(R) materials for basketballs has contributed to the number one market share in that market. Research and development expenditures amounted to 1.6%, 1.6% and 1.3% of Spalding's net sales in fiscal 1998, 1997 and 1996, respectively.

     Evenflo dedicates substantial resources to its product development efforts, including over 22 professionals in research and development. In addition to Evenflo's in-house professionals, outside sources are used for research and development, including individual designers/inventors, design houses, universities and engineering services. Each new product Evenflo develops is subjected to extensive evaluation to improve quality. Research and development expenditures amounted to approximately 1% of Evenflo's net sales in each of fiscal 1998, 1997 and 1996.

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

     The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at 16 sites under the federal "Superfund" statute and/or certain analogous state statutes. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for the costs of removal and/or remediation of those hazardous substances disposed on, in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed without regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. The Company estimates its liabilities with respect to such sites are less than $1 million in the aggregate.

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

EMPLOYEES

     The Company's worldwide workforce consisted of approximately 1,900 employees (Spalding) as of September 30, 1998.

     At the Company's facilities, approximately 500 of the Company's employees are represented under collective bargaining agreements, which agreement expires 2001. The Company does not anticipate any difficulty in extending or negotiating this agreement when it expires. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are anticipated.

ITEM 2:  PROPERTIES

     The Company's manufacturing and distribution facilities and U.S. sales operations are generally located on owned premises or leased premises. The Company conducts a significant portion of its international sales operations on leased premises, which have remaining terms generally ranging from one to ten years. Substantially all leases contain renewal options pursuant to which the Company may extend the lease terms in increments of three to five years. The Company does not anticipate any difficulties in renewing its leases as they expire. The Company believes that its facilities are suitable for their present and intended purposes and are adequate for the Company's current and expected levels of operations.

     The following table sets forth information as of September 30, 1998 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                                             OWNED/    SQUARE
LOCATION                                           DESCRIPTION               LEASED    FOOTAGE
--------                                 --------------------------------    ------    -------
Spalding
  Chicopee, MA.........................  Manufacturing/Warehousing/Office    Owned     560,500
  Chicopee, MA.........................  Warehousing/Office                  Owned     166,650
  Chicopee, MA.........................  Manufacturing/Warehousing/Office    Owned     110,725
  Gloversville, NY.....................  Manufacturing/Warehousing/Office    Leased     80,000
  Gloversville, NY.....................  Manufacturing/Warehousing/Office    Owned      65,225
  Gloversville, NY.....................  Manufacturing/Warehousing/Office    Leased     40,000
  Reno, NV.............................  Warehousing/Office                  Leased    157,000
  Reno, NV.............................  Warehousing/Office                  Leased    100,000
  Reno, NV.............................  Warehousing/Office                  Leased     48,000
  Richmond, ME.........................  Manufacturing                       Owned      61,000
  Clinton, CT..........................  Retail Outlet Store                 Leased      3,254
  Sellersville, PA.....................  Office                              Leased      1,200
  West Palm Beach, FL..................  Golf equipment test site            Leased        625
  Woodbridge, Ontario..................  Manufacturing/Warehousing/Office    Leased     93,649
  Australia............................  Manufacturing/Warehousing/Office    Owned      59,493
  Australia............................  Warehousing/Office                  Leased     10,000
  Australia............................  Warehousing/Office                  Leased      3,875
  Australia............................  Warehousing/Office                  Leased      2,820
  Australia............................  Warehousing/Office                  Leased      2,260
  France...............................  Warehousing/Office                  Leased     10,549
  Germany..............................  Warehousing/Office                  Leased      3,546
  Italy................................  Warehousing/Office                  Leased      8,396
  Japan................................  Warehousing                         Leased     14,203
  Japan................................  Office                              Leased      5,578
  New Zealand..........................  Warehousing/Office                  Leased      9,297
  Spain................................  Office                              Leased      2,690
  Sweden...............................  Warehousing/Office                  Leased     15,424
  Taiwan...............................  Office                              Leased      3,744
  United Kingdom.......................  Warehousing/Office                  Leased     25,860

Substantially all of the assets of Spalding are encumbered by liens securing the Company's senior credit facilities. The Company's corporate headquarters located in Tampa Florida was shut down effective

September 30, 1998. In addition, on August 20, 1998, the Company sold a controlling interest in Evenflo, which has been omitted from the above listing.

ITEM 3:  LEGAL PROCEEDINGS

     In February 1998, Callaway Golf Company and Callaway Golf Ball Company, Inc. sued the Company for false advertising and trademark infringement arising from the introduction of the Company's System C golf ball which was designed to maximize performance when used with the Callaway Great Big Bertha(R) Driver. The U.S. District Court in Santa Ana, California refused to grant the plaintiff's motion for a temporary restraining order as well as its motion for expedited discovery. The case is in pre-trial discovery with a trial expected in 1999. The Company believes any decision against it would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     Due to the nature of Evenflo's products, the Company has been engaged in the defense of product liability claims related to its products, particularly with respect to juvenile car seats and play yards. Such claims have caused the Company to incur material litigation and insurance expenses. Since 1988, approximately 280 product liability claims have been brought against Evenflo, 188 of which related to juvenile car seats. Evenflo had a reserve for product liability claims at September 30, 1997 of $8.9 million and at the date of the Reorganization, August 20, 1998, of $ 10.1 million. Spalding's reserve for product liability claims at September 30, 1998 was $0.6 million.

     In addition to the defense of product liability claims, Evenflo has recalled certain of its products, in response to consumer complaints and following internal company testing and identified product safety problems or manufacturing defects. Product recalls have been primarily in the juvenile car seat and play yard categories. Remedial measures have included increasing notices to consumers on the product itself and improving design. See
"Evenflo -- Product Regulation." As part of the Reorganization, the Company retained the liability for recalls of all Evenflo products manufactured prior to August 20, 1998. See "Certain Relationships and Related Transactions." Within the last two calendar years, Evenflo has executed three product recalls and five corrective actions. Over their life, these claims have resulted in $6.8 million in liabilities of which $0.2 million was incurred subsequent to August 20, 1998 but prior to the 1998 fiscal year end. The Company estimates the Company's accrued liability, including the $0.2 million mentioned above, related to these open cases is $1.1 million and has recorded this amount at September 30, 1998.

     From time to time the Company also is involved in patent infringement actions. The Company believes that it is not presently a defendant or plaintiff in any patent infringement actions, the outcome of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows. Evenflo filed a patent infringement action on April 22, 1998 in the U.S. District Court of the Northern District of Ohio against Graco relating to Evenflo's Carry Right handle used on Evenflo's line of car seats. On May 6, 1998, Graco filed an answer and counterclaim alleging infringement by Evenflo of three different patents relating to stroller technology. In addition, on August 7, 1998, Century filed suit in U.S. District Court for the Northern District of Ohio against both Evenflo and Spalding alleging the infringement of two patents relating to the design of the storage compartment and base of certain Evenflo car seats. There can be no assurance as to the outcome of either of such litigations.

     In 1989, Evenflo entered into a license agreement for the design of the Happy Camper(R) play yard. The license agreement was cancelled in April 1997 by the licensor, and on July 18, 1997 Evenflo filed suit for breach of contract. The licensor has filed a claim charging Evenflo with patent infringement and breach of contract. It is anticipated that the consolidated case will go to trial in early 1999. There can be no assurances as to the outcome of such litigation. The loss of the license required Evenflo to design a new play yard, which interrupted shipments to customers for a nine-month period. However, Evenflo has recently re-entered the play yard product category with the Play Crib(R).

     In addition to the foregoing matters, the Company is a party to various lawsuits arising in the ordinary course of business. None of those other lawsuits are believed to be material with respect to the business assets and continuing operations of the Company

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders (through the solicitation of proxies or otherwise) during the last quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not registered under the Securities Exchange Act of 1934, as amended, and no trading market exists for such common stock. No dividends were paid on the Company's common stock in fiscal 1998. As of December 21, 1998, there were 82 holders of the Company's common stock.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data of the Company. The historical consolidated financial statements of the Company for the five fiscal years ended September 30, 1998 have been audited. The historical consolidated financial data for the three fiscal years ended September 30, 1998 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results of Evenflo Company, Inc. are included for the entire year in all years below except for 1998, in which the Company sold a controlling interest in Evenflo on August 20, 1998.

                                                     YEAR ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------
                                       1998         1997         1996       1995        1994
                                     ---------    ---------    --------    -------    --------
                                                      (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA
Spalding net sales(1)..............  $ 512,521      530,448     451,915    424,118     411,574
Evenflo net sales..................    290,791      296,743     237,165    210,039     171,533
                                     ---------    ---------    --------    -------    --------
Total net sales....................    803,312      827,191     689,080    634,157     583,107
Cost of sales(2)...................    564,645      565,959     452,037    407,334     370,328
                                     ---------    ---------    --------    -------    --------
Gross profit.......................    238,667      261,232     237,043    226,823     212,779
Selling, general and administrative
  expenses(3)......................    263,271      229,313     196,741    178,637     178,678
Royalty income, net................    (13,509)     (14,109)    (14,339)   (13,514)    (12,789)
Restructuring costs(4).............     21,563       12,001           0          0           0
1994 Management Stock Ownership
  Plan expense(5)..................          0            0      20,828      1,130           0
Recapitalization costs(6)..........          0            0       7,700          0           0
Litigation settlement expense(7)...          0            0           0      2,400           0
                                     ---------    ---------    --------    -------    --------
Income (loss) from operations......    (32,658)      34,027      26,113     58,170      46,890
Interest expense, net..............     78,041       71,326      37,718     38,108      17,073
Currency loss (gain), net..........      2,936        1,236         775        381        (144)
Equity in net earnings of Evenflo
  Company, Inc.(8).................     (1,476)           0           0          0           0
                                     ---------    ---------    --------    -------    --------
Earnings (loss) before income
  taxes............................   (112,159)     (38,535)    (12,380)    19,681      29,961
Income taxes (benefit).............    (33,196)      (8,500)      9,300      8,683      11,938
                                     ---------    ---------    --------    -------    --------
Earnings (loss) before
  extraordinary loss...............    (78,963)     (30,035)    (21,680)    10,998      18,023
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $3,182, $0,
  $3,200, $0 and $0................     (5,909)           0      (5,987)         0           0
                                     ---------    ---------    --------    -------    --------
Net earnings (loss)................    (84,872)     (30,035)    (27,667)    10,998      18,023
Other comprehensive earnings
  (loss) -- currency translation
  adjustments net of income tax
  (expense) benefits of $(400),
  $285, $239, $662, and ($59)......      2,405         (819)        (43)    (1,269)        587
                                     ---------    ---------    --------    -------    --------
Comprehensive earnings (loss)......  $ (82,467)     (30,854)    (27,710)     9,729      18,610
                                     =========    =========    ========    =======    ========
Ratio of earnings to fixed
  charges(9)(10)...................         --           --          --       1.49x       2.61x
BALANCE SHEET DATA
Working capital (deficiency).......  $ 129,059      130,076     169,551     88,124    (110,193)
Total assets.......................    535,964      761,231     690,761    536,261     508,022
Long-term debt (net of current
  portion).........................    503,074      609,900     625,800    313,073     129,788
Shareholders' equity
  (deficiency)(11).................   (137,149)    (170,631)   (348,596)   (12,360)    (22,730)
Redeemable Preferred stock.........          0            0     150,000          0           0

---------------
 (1) Included in net sales for fiscal 1998 are $0.4 million of unusual cash discount expenses resulting from a decision to close certain non-U.S. affiliates.

 (2) Included in cost of sales are unusual charges of (i) $1.6 million in 1996 as a result of expensing the increase to fair value of the Etonic inventories as of the date of the Etonic Acquisition, and (ii) $8.7 million in 1997 for the following items: (a) $2.7 million attributable to Evenflo manufacturing and warehouse reconfiguration, (b) $3.1 million inventory write-down resulting from a decision to discontinue the sale of certain Gerry products, (c) $1.3 million as a result of expensing the increase to fair value of the Gerry inventories as of the date of the Gerry Acquisition, and (d) $1.6 million inventory write-down resulting from a decision to discontinue the sale of certain products by certain Spalding international affiliates and (iii) $4.2 million in 1998 for the following items (a) $0.9 million to write down of inventory from a Spalding decision to discontinue the sale of certain products by U.S. operations, (b) $2.9 million to write down inventory and other costs resulting from a Spalding decision to close certain non-U.S. affiliates, (c) $0.2 million from Evenflo related manufacturing/warehouse reconfiguration and (d) $0.2 million to relocate Gerry Colorado operations to Evenflo's Ohio and Georgia facilities.

 (3) In fiscal 1996, SG&A expenses included $17.6 million of the following unusual items: (i) $5.4 million in transaction bonus payments arising in connection with the Recapitalization, (ii) $5.6 million of expenses related to the completion of the Etonic Acquisition and consolidating the operations of Etonic with those of Spalding, (iii) $2.8 million of expenses incurred by the Company on behalf of its former parent, (iv) $2.3 million of accounts receivable charge-offs, as a result of the bankruptcy of two of its customers, (v) $1.2 million of costs to consolidate Evenflo's feeding and furniture operations, which were separately managed, into one entity, and (vi) $0.3 million of costs related to the relocation of the corporate office. In fiscal 1997, SG&A expenses included $3.2 million of the following unusual items: (i) $2.6 million of costs to consolidate Evenflo's feeding and furniture operations, (ii) $0.8 million to purchase the Etonic Canadian distribution rights, (iii) $0.1 million accounts receivable write-offs, and (iv) a partially offsetting $0.4 million from settlement of a 1996 Etonic computer software dispute. In fiscal 1998, SG&A expenses included $21.1 million of the following unusual items: (a) $5.7 million to write-off of funds advanced to Spalding's freight bill processor, (b) $1.3 million of receivables write-off resulting from a decision to close certain non-U.S. Spalding affiliates, (c) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, (d) $2.9 million in other costs and (e) $4.0 million of expenses related to the Reorganization transaction.

 (4) In fiscal 1997, the Company had $12.0 million of restructuring costs comprised of $9.6 million to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations and $2.4 million to restructure Spalding international operations. In fiscal 1998, the Company had restructuring costs associated with Spalding totaling $20.1 million and with Evenflo totaling $1.4 million. The Spalding costs included: (i) $5.3 million of expenses related to the closure of the Tampa headquarters, (ii) $8.1 million of severance and related expenses at Spalding, (iii) $3.5 million of expense related to the termination of service contracts and other expenses associated with the closing of the Spalding affiliates in Japan, Mexico, Spain, France, Germany, and Italy,
     (iv) $2.8 million of write-offs related to accumulated foreign currency translation adjustments and (v) $0.4 million in consolidations of expenses related primarily to lease terminations. The costs related to Evenflo are comprised of expenses related to the integration of Gerry into the Evenflo facilities. See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

 (5) Represents compensation expense related to the increase in the estimated fair value of common stock of certain members of senior management through the 1994 Management Stock Ownership Plan which were redeemed in the Recapitalization.

 (6) Represents non-capitalized expenses, such as legal, printing costs, and other professional fees and costs incurred in connection with the Recapitalization.

 (7) In 1995 the Company settled an indemnification dispute involving an environmental matter of a former operation for $2.4 million.

 (8) Represents the Company's share (42.4%) of the net earnings of Evenflo Company, Inc. for the period from August 20, 1998 (date of Reorganization) to September 30,1998.

 (9) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, extraordinary loss, cumulative effect of accounting changes, and other comprehensive earnings (loss) plus "fixed charges" (except that capitalized interest is to be excluded). "Fixed charges" consist of interest on all indebtedness, whether expensed or capitalized, amortization of deferred financing costs, and one-third of rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest.

(10) The deficiency of earnings to "fixed charges" for fiscal 1998, 1997 and 1996 was approximately $112.2 million, $38.5 million and $12.4 million, respectively.

(11) Shareholders' equity (deficiency) as of September 30, 1994 reflects the acquisition of the Acquired Trademarks in May 1994 . Shareholders' equity (deficiency) as of September 30, 1996 reflects the Recapitalization of the Company as of that date. Shareholders' equity (deficiency) as of September 30, 1997 includes the effects of the exchange of all the Company's outstanding Preferred Stock for the Company's common stock (see Note L to the Consolidated Financial Statements). Shareholder's equity (deficiency) as of September 30, 1998 includes $100 million of Preferred Stock.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth operating results of the Company for the periods indicated.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                1998       1997       1996
                                                              --------    -------    -------
Spalding net sales..........................................  $512,521    530,448    451,915
Evenflo net sales...........................................   290,791    296,743    237,165
                                                              --------    -------    -------
     Total net sales........................................   803,312    827,191    689,080
Cost of sales...............................................   564,645    565,959    452,037
                                                              --------    -------    -------
Gross profit................................................   238,667    261,232    237,043
Selling, general and administrative expenses................   263,271    229,313    196,741
Royalty income, net.........................................   (13,509)   (14,109)   (14,339)
Restructuring costs.........................................    21,563     12,001          0
1994 Management Stock Ownership Plan expense................         0          0     20,828
Recapitalization costs......................................         0          0      7,700
                                                              --------    -------    -------
Income (loss) from operations...............................   (32,658)    34,027     26,113
Interest expense, net.......................................    78,041     71,326     37,718
Currency loss, net..........................................     2,936      1,236        775
Equity in net earnings of Evenflo Company, Inc..............    (1,476)         0          0
                                                              --------    -------    -------
Earnings (loss) before income taxes and extraordinary
  loss......................................................  (112,159)   (38,535)   (12,380)
Income taxes (benefit)......................................   (33,196)    (8,500)     9,300
                                                              --------    -------    -------
Earnings (loss) before extraordinary loss...................   (78,963)   (30,035)   (21,680)
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $3,182, $0 and $3,200,
  respectively..............................................    (5,909)         0     (5,987)
                                                              --------    -------    -------
Net earnings (loss).........................................   (84,872)   (30,035)   (27,667)
Other comprehensive earnings (loss) -- currency translation
  adjustment net of income tax (expense) benefits of $(400),
  $285, and $239............................................     2,405       (819)       (43)
                                                              --------    -------    -------
Comprehensive earnings (loss)...............................  $(82,467)   (30,854)   (27,710)
                                                              ========    =======    =======

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              (PERCENTAGE OF TOTAL NET SALES)
                                                                1998        1997        1996
                                                              --------    --------    --------
Spalding net sales..........................................     63.8%       64.1%       65.6%
Evenflo net sales...........................................     36.2        35.9        34.4
                                                                -----       -----       -----
     Total net sales........................................    100.0%      100.0%      100.0%
Cost of sales...............................................     70.3        68.4        65.6
                                                                -----       -----       -----
Gross profit................................................     29.7        31.6        34.4
Selling, general and administrative expenses................     32.8        27.7        28.6
Royalty income, net.........................................     (1.7)       (1.7)       (2.1)
Restructuring costs.........................................      2.7         1.5         0.0
1994 Management Stock Ownership Plan expense................      0.0         0.0         3.0
Recapitalization costs......................................      0.0         0.0         1.1
                                                                -----       -----       -----
Income (loss) from operations...............................     (4.1)        4.1         3.8
Interest expense, net.......................................      9.7         8.6         5.5
Currency loss, net..........................................      0.4         0.2         0.1
Equity in net earnings of Evenflo Company, Inc..............     (0.2)        0.0         0.0
                                                                -----       -----       -----
Earnings (loss) before income taxes and extraordinary
  loss......................................................    (14.0)       (4.7)       (1.8)
Income taxes (benefits).....................................     (4.1)       (1.1)        1.3
                                                                -----       -----       -----
Earnings (loss) before extraordinary loss...................     (9.9)       (3.6)       (3.1)
Extraordinary loss on early extinguishment of debt..........     (0.7)        0.0        (0.9)
                                                                -----       -----       -----
Net earnings (loss).........................................    (10.6)       (3.6)       (4.0)
Other comprehensive earnings (loss) -- currency translation
  adjustment net of income (tax) benefits...................      0.3        (0.1)        0.0
                                                                -----       -----       -----
Comprehensive earnings (loss)...............................    (10.3)%      (3.7)%      (4.0)%
                                                                =====       =====       =====

FORWARD LOOKING STATEMENTS

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and elsewhere in the Current Report on Form 8-K dated July 31, 1998 and related filings with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward looking statements.

     For all periods presented, the amounts included in the MD&A include the effects of "Push-down" accounting that resulted from the separation of the Spalding and Evenflo segments.

  YEAR ENDED SEPTEMBER 30, 1998 ("FISCAL 1998")
  COMPARED TO YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997")

     NET SALES. Net sales are gross sales net of returns, allowances, trade discounts, freight on goods sold and royalties paid on third-party trademarks used on the Company's products. The Company's net sales decreased to $803.3 million in fiscal 1998 from $827.2 million in fiscal 1997, a decrease of $23.9 million or 2.9%.

     Spalding's net sales decreased to $512.5 million for fiscal 1998 from $530.4 million for fiscal 1997, a decrease of $17.9 million or 3.4%. International affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy underwent restructuring activities (see "Restructuring Costs") and accounted for $20.9 million of the net sales reduction. Sales in these countries are now being handled through independent distributors. Additional declines in Australia and Southeast Asia are attributable to weaker currencies compared to the U.S. dollar, the elimination of certain unprofitable product lines in Australia, and economic conditions in Southeast Asia. These net sales declines were partially offset by record sales in Canada. Total international net sales declined $24.6 million in fiscal 1998.

     Net sales in the U.S. operations increased by $7.0 million due to an increase in sales of golf products compared to fiscal 1997 of $25.7 million, or 9.3%. The growth in U.S. sales of golf products was led by a strong demand for Spalding(R) branded golf clubs, such as the Spalding Executive(R) model, which achieved sales increases of 32.2% compared to fiscal 1997, as well as a 48% increase in premium golf ball products, such as Strata(R), to the on and off course channels. Mark O'Meara's two wins in 1998, the Masters and the British Open, and his being named Golfer of the Year, contributed to the ongoing Strata success. The market for premium golf clubs is currently saturated with inventory as manufacturers, including Spalding, built product in anticipation of demand that did not materialize. As a result, the aggregate net sales of premium grade Top-Flite(R) Tour irons and Intimidator(TM) metal woods were flat compared to fiscal 1997 levels. Net sales of Etonic golf shoes and golf accessories grew by 9% to $57.2 million on the continuing success of The Difference(R) spikeless golf shoe, now the number one selling model in the off-course channel of distribution, as well as improved sales of golf gloves and golf bags. Increases in golf products were partially offset by declines in sporting goods and athletic shoes totaling $18.7 million, or 17%, when compared to fiscal 1997 net sales. The declines in sales of sporting goods were primarily attributable to declines in sales of basketballs, athletic shoes and product lines that are being discontinued.

     Net sales for Evenflo that are included in the consolidation were $290.8 million for the ten and one-half month period ended August 20, 1998, a decrease of $5.9 million, or 2%, from the fiscal 1997 twelve month period amount of $296.7 million. Subsequent to August 20, 1998, Evenflo's results of operations are being accounted for under the equity method of accounting. The net sales decrease was due to (i) the difference in the length of the periods (10 1/2 months for fiscal 1998 versus 12 months for fiscal 1997) that Evenflo's operations were consolidated into the Company's financial statements (ii) discontinue certain Gerry products that did not fit with Evenflo's product line strategies and (iii) the withdrawal of certain Gerry products from the market place in order to re-engineer such products to meet Evenflo's standards. Net sales were also negatively impacted by (a) an increased level of returns of breast pumps, monitors and strollers, (b) lower net sales of play yards, due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the Play Crib, Evenflo's newest entrant in the play yard category, which began to be shipped to retailers in February 1998, and (c) the effects of certain product safety campaigns. Evenflo's fiscal 1998 international net sales were down $6.0 million compared to the fiscal 1997 levels due primarily to 10 1/2 month period versus the full 12 month fiscal year.

     GROSS PROFIT. Gross profit is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing and procurement. The Company's gross profit decreased to $238.7 million in fiscal 1998 from $261.2 million for fiscal 1997, a decrease of $22.5 million or 8.6%. Gross profit as a percentage of net sales declined to 29.7% in fiscal 1998 from 31.6% in fiscal 1997. Spalding's gross profit decreased to $182.5 million in fiscal 1998 from $200.4 million in fiscal 1997, a decrease of $17.9 million or 8.9%. Spalding's gross margin declined to 35.6% in fiscal 1998 from 37.8% in fiscal 1997. Evenflo's gross profit decreased to $56.2 million in fiscal 1998 (ten and one-half months) from $60.8 million in fiscal 1997 (twelve months), a decrease of $4.6 million or 7.6% and is primarily attributable to the sale of 57.6% of the Company's investment in Evenflo on August 20, 1998 and the accounting for Evenflo's results of operations subsequent to August 20, 1998 under the equity method of accounting.

     The decline in Spalding's gross profit is principally due to (i) increased sales of products with lower margins, such as Spalding Executive(R) clubs, (ii) close-out sales activity of spiked golf shoes as the market transitioned to spikeless shoes, (iii) $3.5 million in inventory write-downs resulting from a decision to close certain international affiliates and to discontinue certain U.S. product lines, (iv) close out activity on certain U.S. sporting goods products, (v) price competition in the premium golf club market, (vi) declines in international sales, and (vii) declines in sales of sporting goods. Spalding's gross margin declined due to price compression on golf clubs resulting from excessive inventory in the retail channels and from price compression on golf shoes, the result of the transitions from spiked shoes to spikeless shoes. Gross margin on sporting goods also decreased as a result of lost product placements in key accounts.

     Evenflo's gross profit dollars that are included in the consolidation are $56.2 million for the ten and one-half month period ended August 20, 1998, a decrease of $4.6 million from the fiscal 1997 twelve month period amount of $60.8 million, or a 7.6% decline. Evenflo's gross margins decreased to 19.3% of net sales in fiscal 1998 from 20.5% of net sales in fiscal 1997 principally due to (i) the addition of lower margin products such as gates, booster car seats, bath products, monitors and toilet trainers acquired in the Gerry Acquisition,
(ii) the higher costs associated with the process of integrating Gerry's operations with those of Evenflo, (iii) an increased level of returns of breast pumps, monitors and strollers, (iv) an increase in distribution costs, (v) a less favorable international sales mix due to the strength of the U.S. dollar versus certain international currencies and (vi) a less favorable margin in international markets due to increased costs without a compensating increase in selling price. The dollar decline is principally due to the difference in the length of the periods (10 1/2 months for fiscal 1998 versus 12 months for fiscal
1997).

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs and professional fees. The Company's SG&A expenses increased to $263.3 million for fiscal 1998 from $229.3 million for fiscal 1997, an increase of $34.0 million or 14.8%.

     Spalding's SG&A expenses increased $26.5 million during fiscal 1998 as compared with fiscal 1997. As a percentage of net sales, SG&A expenses increased to 37.9% for fiscal 1998 from 31.9% for fiscal 1997. The increase in fiscal 1998 is principally due to (i) $8.2 million in higher domestic advertising, promotion, and endorsement costs (including the NBA contractual increases), (ii) $5.7 million in a write-off of funds advanced to a freight bill processor, (iii) $3.5 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.9 million in higher U.S. selling expenses principally for salaries and related benefits, (v) $2.0 million increase in legal expenses to protect the Company's intellectual property, (vi) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer and (vii) $0.4 million in recovery from the settlement of a 1996 Etonic computer software dispute that occurred in fiscal 1997 and did not repeat itself in fiscal 1998, which increase in SG&A is partially offset by a $3.4 million aggregate decrease in spending by the Company's international affiliate operations that were transitioned to independent distributors.

     SG&A for Evenflo that are included in the consolidation is $61.9 million for the ten and one-half month period ended August 20, 1998, an increase of $5.8 million from the fiscal 1997 twelve month period. As a percentage of net sales, SG&A expenses increased to 21.3% in fiscal 1998 from 18.9% in fiscal 1997. Evenflo's $6.0 million increase in SG&A expenses was principally due to (i) an increase in the number of selling and administrative personnel during the Gerry integration, (ii) increased product development and engineering efforts related to a number of the product lines, (iii) higher advertising and promotional costs, and (iv) $4.0 million in expenses related to the Reorganization transaction, partially offset by (a) lower product liability expenses compared to fiscal 1997, and (b) lower costs from the elimination of certain redundant functions as part of the Gerry integration.

     The corporate office SG&A expenses decreased $0.1 million to $5.3 million during fiscal 1998 as compared with a fiscal 1997 amount of $5.4 million. The decrease is attributable to closing the Tampa office and fiscal 1997 transaction costs that did not recur in fiscal 1998.

     ROYALTY INCOME. Royalty income is primarily from licensing Spalding's worldwide trademarks. Royalty income decreased to $13.5 million in fiscal 1998 from $14.1 million in fiscal 1997. The $0.6 million decrease was principally due to (i) the weaker Japanese yen compared to the U.S. dollar and (ii) elimination of licensees that were inconsistent with the strategic direction of the Company.

     RESTRUCTURING COSTS. In fiscal 1998, the Company had $21.5 million of restructuring costs comprised of (i) $5.3 million of expenses related to the closure of the Tampa headquarters, (ii) $8.1 million of severance and related expenses at Spalding, (iii) $3.5 million of other expenses associated with the closing of the Spalding affiliates in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.8 million of write-offs related to accumulated foreign currency translation adjustments, (v) $0.4 million in consolidations of expenses related primarily to lease terminations, and (vi) $1.4 million in expenses related to Evenflo integrating Gerry operations into its facilities.

     INTEREST EXPENSE. Interest expense increased $6.7 million to $78.0 million in fiscal 1998 from $71.3 million for fiscal 1997. The increase is principally due to the Company's weighted average outstanding balances for fiscal 1998 of $704.8 million compared to $679.0 million under the Company's borrowing arrangements then in effect for fiscal 1997. The increase in the Company's weighted average outstanding balances for fiscal 1998 were partially offset by lower interest rates as the Company's average U.S. borrowing rate decreased to 9.1% from 9.8% in fiscal 1997.

     CURRENCY LOSS. For fiscal 1998, the Company's currency loss of $2.9 million was $1.7 million higher than the currency loss for fiscal 1997. See "Liquidity and Capital Resources."

     INCOME TAXES. In fiscal 1998, the Company recorded a $33.2 million tax benefit which represents an effective income tax rate of 30% in relation to a loss before income taxes and extraordinary item of $112.2 million. The inability to assure a tax benefit on losses from non-U.S. operations, coupled with payments of certain non-U.S. withholding taxes, resulted in a lower effective tax rate.

     NET LOSS. The Company recorded a net loss of $84.9 million for fiscal 1998 compared to a $30.0 million net loss for fiscal 1997. The primary variances included in the decreases to earnings were: (i) $22.6 million decrease in gross profit of which $4.3 million relates to unusual costs (see Restructuring and Unusual Costs) and the remainder relates to volume, mix and close-out activity
(ii) $6.7 million relates to increased interest on higher debt levels, (iii) $8.2 million in higher domestic advertising, promotion, and endorsement costs,
(iv) $5.7 million in a write-off of funds advanced to freight bill processor,
(v) $3.5 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (vi) $2.9 million in higher U.S. selling expenses, (vii) $2.0 million increase in legal expenses (viii) $0.4 million in recovery from settlement of 1996 Etonic computer software dispute that occurred in fiscal 1997 and did not repeat itself in fiscal 1998, (ix) $4.0 million in expenses related to the Reorganization transaction, (x) $5.9 million in extraordinary losses related to the write-off of deferred financing expense on the early extinguishment of debt, (xi) $0.6 million of lower royalty income, (xii) $9.6 million increase in restructuring costs and (xiii) $1.7 million in higher currency losses, (xiv) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, offset by (i) $3.2 million aggregate decrease of spending in affiliate operations that were transitioned to independent distributors (ii) the Company's equity in net earnings of Evenflo (August 21, 1998 through September 30, 1998) totaling $1.5 million and (iii) income tax benefit of $24.7 million.

     RESTRUCTURING AND UNUSUAL COSTS. The Company's fiscal 1998 net loss includes $46.8 million of restructuring and unusual costs compared to $23.9 million of restructuring and unusual costs in fiscal 1997. The $46.8 million of restructuring and unusual costs in fiscal 1998 consists of (i) $21.5 million of restructuring costs, (ii) $4.2 million of unusual expenses in gross profit (primarily in cost of sales due to write-downs of inventory), and (iii) $21.1 million of unusual expenses in SG&A expenses due to (a) $5.7 million write off of funds advanced to freight bill processor, (b) $7.2 million increase in bad debt allowance for customer attempting to re-organize, (c) $1.3 million receivable write-off in non-U.S. affiliate operations, (d) $4.0 million in expenses related to the Reorganization transaction and (e) $2.9 million of other closing expenses. See other items affecting historical EBITDA in "Liquidity and Capital Resources". The Company's fiscal 1997 restructuring and unusual costs of $23.9 million included (i) $12.0 million of restructuring costs, (ii) $8.7 million of unusual expenses in cost of sales and (iii) $3.2 million of unusual expenses in SG&A. See Note F to the Consolidated Financial Statements.

 YEAR ENDED SEPTEMBER 30, 1997
 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

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

     Evenflo's net sales increased to $296.7 million for fiscal 1997 from $237.2 million for fiscal 1996, an increase of $59.5 million or 25.1%. When compared to fiscal 1996, Evenflo net sales were flat after excluding the April 1997 Gerry Acquisition that contributed $60.3 million in net sales for the five months of fiscal 1997. Evenflo's net sales of car seats, play yards, and activity products decreased from fiscal 1996 levels, principally from supplier product shortages, the expiration of a patent license, safety campaigns, and competitive pricing. Offsetting the decreases were 1997 net sales of strollers and high chairs which were up 74% and 27%, respectively, over the fiscal 1996 comparable period. Evenflo's international net sales were up $4.7 million compared to fiscal 1996 due primarily to higher net sales in Canada, Mexico and certain other export markets.

     GROSS PROFIT. Gross profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials, production, warehousing and procurement. The Company's gross profit increased to $261.2 million in fiscal 1997 from $237.0 million for fiscal 1996, an increase of $24.2 million or 10.2%. Gross margin declined to 31.6% in fiscal 1997 from 34.4% in fiscal 1996. Spalding's gross profit increased to $200.4 million in fiscal 1997 from $178.6 million in fiscal 1996, an increase of $21.8 million or 12.2%. Evenflo's gross profit increased to $60.8 million in fiscal 1997 from $58.4 million in fiscal 1996, an increase of $2.4 million or 4.1%.

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

     Evenflo's gross profit grew to $60.8 million in fiscal 1997 from $58.4 million in fiscal 1996. Evenflo's gross margin declined to 20.5% in fiscal 1997 from 24.6% in fiscal 1996 principally due to (i) the addition of lower margin Gerry products, such as gates, booster car seats, bath products, monitors and toilet trainers (as compared to car seats), (ii) $2.8 million in unusual costs associated with the manufacturing and warehouse reconfiguration at Piqua, Ohio operations, (iii) $3.1 million in inventory write-downs resulting from a decision to discontinue the sale of certain Gerry products as a result of the integration of Gerry into Evenflo, and (iv) $1.3 million in purchase accounting effects of Gerry's inventory turnover.

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

     Spalding's SG&A expenses increased $28.0 million during fiscal 1997 as compared with fiscal 1996. As a percentage of net sales, SG&A expenses increased to 31.9% for fiscal 1997 from 31.3% for fiscal 1996. The increase in fiscal 1997 is principally due to (i) $9.0 million from the inclusion of Etonic for the full 1997 fiscal year compared to three months in fiscal 1996 (excluding advertising, promotion and endorsement costs), (ii) $23.0 million in higher advertising, promotion, and endorsement costs, (iii) $0.8 million of unusual costs associated with obtaining the Etonic Canadian distribution rights, and (iv) $2.0 million in higher research and development costs; the increase is partially offset by (i) $5.2 million in fiscal 1996 expenses related to the completion of the Etonic acquisition which did not recur in fiscal 1997, (ii) $0.4 million in recovery from settlement of a 1996 Etonic computer software dispute, and (iii) $1.2 million in lower bad debts and other costs.

     Evenflo's SG&A expenses increased $9.4 million during fiscal 1997 as compared with fiscal 1996. However, as a percentage of net sales, SG&A expenses decreased to 17.6% for fiscal 1997 from 18.0% for fiscal 1996. The fiscal 1997 increase is principally due to (i) $6.5 million for five months of Gerry expenses (excluding promotion costs) in fiscal 1997, (ii) $3.6 million in higher consumer corrective action campaign costs (in fiscal 1997, Evenflo incurred $4.4 million on four consumer corrective action campaigns on certain car seats and play yards), (iii) $1.3 million in higher unusual costs to consolidate certain operations that were previously managed separately and (iv) $2.9 million in higher promotion costs; partially offset by (i) $2.7 million lower product liability expenses from a lower number of claims and (ii) $1.6 million in transaction bonuses from the 1996 Recapitalization and (iii) $0.6 million in other costs.

     The corporate office had $4.8 million lower general, administrative and unusual costs from (i) $3.9 million in unusual fiscal 1996 transaction costs which did not recur in fiscal 1997, (ii) $1.1 million in lower compensation, net of recruiting expenses, (iii) $0.4 million Etonic acquisition costs and (iv) $0.6 million in lower other costs; partially offset by (i) $1.0 million in acquisition costs related to Gerry and other potential acquisition candidates and (ii) $0.2 million in costs related to new equity investments in the Company

     ROYALTY INCOME. Royalty income is primarily from licensing Spalding's worldwide trademarks. Royalty income decreased to $14.1 million in fiscal 1997 from $14.3 million in fiscal 1996. The $0.2 million decrease was principally due to the weaker Japanese yen compared to the U.S. dollar.

     RESTRUCTURING COSTS. In fiscal 1997, the Company had $12.0 million of restructuring costs comprised of $9.6 million in Gerry restructuring costs and $2.4 million in Spalding international restructuring costs.

     In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. As a result, the Company accrued $9.6 million of restructuring costs consisting of (i) $4.1 million of severance costs for the Colorado employees, (ii) $2.6 million in shut-down costs of the Colorado facility, (iii) $1.3 million of computer conversion costs to preserve prior manufacturing information and (iv) $1.6 million of other costs. The Company funded $1.3 million of the restructuring costs, leaving an accrual of $8.3 million as of September 30, 1997. The Company estimated that it would incur approximately $1.8 million of additional unusual expenses in fiscal 1998 to complete its Gerry integration.

     In fiscal 1997, the Company implemented a plan to restructure Spalding international operations. As a result, the Company accrued $2.4 million of restructuring costs consisting of (i) $0.8 million of warehouse studies, consolidations and lease terminations, (ii) $0.9 million of severance costs, and (iii) $0.7 million of other costs. The Company funded $1.3 million of the restructuring costs, leaving an accrual of $1.1 million as of September 30, 1997.

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

     UNUSUAL COSTS. The Company's fiscal 1997 net loss includes $23.9 million of restructuring and unusual costs compared to $45.5 million of unusual costs in fiscal 1996. The $23.9 million unusual costs in fiscal 1997 consist of (i) $12.0 million of restructuring costs, (ii) $8.7 million of unusual expenses in cost of sales and (iii) $3.2 million of unusual expenses in SG&A expenses. See other items affecting historical EBITDA in "Liquidity and Capital Resources". The Company's fiscal 1996 unusual costs of $45.5 million includes (i) $20.8 million of 1994 Management Stock Ownership Plan expense, (ii) $11.0 million of unusual expenses in SG&A expenses, (iii) $7.7 million of Recapitalization expenses, and
(iv) $6.0 million related to the extraordinary loss on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL. Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. For fiscal 1998, quarterly net sales as a percentage of total sales were approximately 20%, 29%, 30%, and 21%, respectively, for the first through the fourth quarters of the fiscal year. In addition, for fiscal 1998 quarterly income from operations as a percentage of total (loss) from operations was approximately (23)%, 3%,(23)%, and (57)%, respectively for the first through the fourth quarters of the fiscal year. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and inventories.

     In fiscal 1998, operating activities used $96.2 million of net cash, compared to usage of $31.5 million in fiscal 1997. In fiscal 1996, the Company's operating activities generated $32.0 million of cash flow. The 1998 decrease is principally attributable to a $54.9 million increase in net loss. Other factors affecting cash flow were changes in working capital due to: (i) a decline in receivables on lower fourth quarter sales, (ii) higher golf inventory resulting from slower sales in the golf club market as well as the purchase of the assets of Hogan and (iii) lower payables (primarily associated with lower bankers acceptances). The 1998 cash flows include $25.2 million of unusual one-time costs. Unusual and restructuring costs in the fourth quarter for fiscal 1998 totalled $26.4 million principally consisting of: (a) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, (b) $5.3 to close the corporate office in Tampa,
(c) $4.0 of expenses related to the Reorganization transaction and (d) $2.8 write off related to accumulated foreign currency translation adjustments.

     In fiscal 1997, the Company's operating activities used $31.5 million of net cash compared to cash flow from operating activities of $32.0 million in fiscal 1996. The reduction in cash flow from operating activities in the 1997 fiscal year compared to the 1996 fiscal year was $30.2 million excluding $33.3 million in unusual one-time fiscal 1996 non-cash items ($20.8 million relating to 1994 Management Stock Ownership Plan expense, a $3.3 million write-off of Etonic assets and $9.2 million of extraordinary loss on early extinguishment of debt). The $30.2 million decrease was due to $6.5 million in lower net earnings (as adjusted for depreciation and other non-cash items) and a $23.7 million increase in working capital attributable principally to (i) higher receivables from increased sales of golf products in the fourth quarter of 1997 and a U.S. federal income tax receivable from a net operating loss carryback, and (ii) higher golf product inventory levels at Spalding and component product inventory at Evenflo; the increase was reduced by higher trade payables and banker acceptances from increased imported inventory levels as well as increased accruals from restructuring costs.

     Capital expenditures for fiscal 1998 were $26.6 million compared with $35.1 million in fiscal 1997 and $19.5 million in 1996. Capital expenditures were used primarily for new product introductions and new distribution facilities. Capital expenditure for fiscal 1999 is estimated to be $15.0 million and will be primarily used to upgrade the Company's computer system and maintenance of factory equipment.

     On November 26, 1997, the Company acquired certain assets and assumed certain liabilities of Hogan for a purchase price of $14.7 million, consisting of $10.0 million in Company common stock (2 million shares), $3.0 million in a 10 1/2% note due November 25, 2000, and $1.6 million in cash. Hogan manufactures and/or markets gold clubs, golf balls and golf accessories under the Hogan brand name.

     On April 21, 1997, Evenflo acquired the net assets of Gerry for a purchase price of $68.7 million.

     The Company's principal sources of liquidity will come from cash flow generated from operations, borrowings under the Company's $250 million revolving credit facility and by non-U.S. subsidiaries (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 1998, the Company had an available borrowing capacity of $58.2 million (net of $69.6 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in fiscal 1999.

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following table sets forth certain information regarding the Company's EBITDA (excluding earnings from equity investment in Evenflo) and other net cash flow items for fiscal 1998 (dollars in thousands):

                                                           OTHER ITEMS
                                         HISTORICAL    AFFECTING HISTORICAL    ADJUSTED
                                           EBITDA             EBITDA            EBITDA
                                         ----------    --------------------    --------
Spalding...............................   $(10,162)           40,276            30,114
Evenflo................................      6,809             6,525            13,334
Corporate..............................     (5,993)                0            (5,993)
                                          --------            ------            ------
Consolidated...........................   $ (9,346)           46,801            37,455
                                          ========            ======            ======

     SPALDING. Spalding's historical EBITDA for fiscal 1998 includes $40.3 million of restructuring ($20.1 million) and unusual costs ($20.2 million). Restructuring costs are comprised of (i) $5.3 million of expenses related to the closure of the Tampa headquarters, (ii) $8.1 million of severance and related expenses at Spalding, (iii) $3.5 million of collection and other expenses associated with the closing of the Spalding affiliates in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.8 million of write-offs related to accumulated foreign currency translation adjustments, (v) $0.4 million in consolidation of expenses related primarily to lease terminations. The $20.2 million of unusual costs are comprised of (i) $5.7 million write-off of funds advanced to a freight bill processor (ii) $3.8 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (iii) $3.5 million in inventory write-downs resulting from a decision to close certain international affiliates and to discontinue certain U.S. product lines and (iv) $7.2 million of expense associated with an increased bad debt allowance because of concerns about the collectability of a receivable from one customer. The Company estimates it will incur approximately $11.0 million of additional unusual expenses in fiscal 1999 to complete the restructuring programs and to upgrade computer systems.

     EVENFLO. Evenflo's historical EBITDA was adversely affected by $1.4 million of restructuring costs and $5.1 million of unusual costs (including $4.0 million of expenses related to the Reorganization transaction). Evenflo also incurred $1.3 million of extraordinary losses related to the early extinguishment of debt.

     CORPORATE. Corporate incurred $4.6 million of extraordinary losses related to the early extinguishment of debt.

     The Company's ability to fund its operations, make capital expenditures and make scheduled payments or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to fund its operations, capital expenditures, or its debt service obligations. In the absence of improved operating results, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and capital expenditures and to meet its debt service and other obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therefrom.

     FINANCING. The financing entered into in connection with the 1996 Recapitalization included, (i) $650 million under the credit facilities comprised of a $400 million term loan facility and a $250 million revolving credit facility (the "Credit Facilities"), (ii) $200 million of 10 3/8% senior subordinated notes due 2006, (iii) $150 million of preferred stock which was exchanged for common shares on June 25, 1997 and (iv) a $221 million equity investment. The proceeds from the Credit Facilities, senior subordinated notes, preferred stock and equity investment were used to effect the Recapitalization and pay fees and expenses in connection therewith.

     On June 25, 1997, Strata exchanged all the Company's outstanding preferred stock (liquidation value of $164.2 million) for 32,834,840 additional shares of the Company's common stock at an exchange price of $5.00 per common share.

     The Stock Purchase and Option Plan for key employees of Evenflo & Spalding Holdings Corporation and Subsidiaries ("1996 Employee Stock Ownership Plan") provides for the issuance of up to an aggregate of 9,800,000 shares of Common Stock, which may be sold or granted as options to Key Employees of the Company. In fiscal 1998 the Company sold 278,885 shares for proceeds of $1.4 million and granted 295,559 common share options at $5.00 per share. As of September 30, 1998 there were 1,906,676 aggregate unissued shares and options and 1,023,729 options were exercisable; additionally, options for 3,252,558 common share became exercisable on October 1, 1998. In fiscal 1997 the Company sold 2,020,238 shares for proceeds of $10.1 million and granted 6,431,146 common share options at $5.00 per share.

     On July 15, 1997, an affiliate of Strata L.L.C. invested $45.6 million and Abarco N.V. invested $3.4 million for 9,800,000 additional shares of the Company's common stock at a price of $5.00 per common share.

This additional equity investment was made to partially fund the acquisition of Gerry on April 21, 1997, and the proceeds were used to pay down revolver borrowings incurred in connection with such acquisition.

     On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo into two stand-alone companies. The Company initiated the Reorganization by contributing the Spalding Sports Worldwide investments in the common stocks of the Company's Evenflo subsidiaries to Evenflo Company, Inc. and simultaneously received cumulative preferred stock of Evenflo Company, Inc. (the "Evenflo Preferred Stock") with an aggregate liquidation preference of $40.0 million and a cumulative dividend rate of 14%. As a result of these transactions, Evenflo Company, Inc. became the parent company of the other subsidiaries and divisions of subsidiaries included in the Evenflo segment of the Company. The realignment of the Company's two businesses was accounted for as a reorganization of these companies under common control in a manner similar to a pooling of interests.

     To complete the Reorganization on August 20, 1998, KKR 1996 Fund L.P. ("KKR 1996 Fund"), a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired from the Company 51% (5,100,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $25.5 million and the Evenflo Preferred Stock (400,000 shares) for a purchase price of $40.0 million. Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), acquired from the Company 6.6% (660,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $3.3 million. Strata LLC, an affiliate of KKR 1996 Fund, KKR 1996 Fund and Abarco are currently shareholders of the Company. After these sales of common stock, the Company retained ownership of 42.4% (4,240,000 shares) of the outstanding shares of common stock of Evenflo Company, Inc. Also on August 20, 1998 Evenflo (i) issued and sold $110.0 million aggregate principal amount of 11 3/4% Senior Notes due 2006 in a private offering, and (ii) entered into a $100.0 million revolving credit facility with a syndicate of banks and other financial institutions and borrowed $10.0 million under such credit facility. Evenflo Company, Inc. paid the net proceeds of these two financing transactions, $110.0 million, to the Company as a partial payment of intercompany indebtedness. The remainder of the intercompany indebtedness due to the Company by Evenflo Company, Inc. was treated as a contribution of capital by the Company to Evenflo Company, Inc.

     CURRENCY HEDGING. In fiscal 1998, approximately 16.6% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to six month transaction exposures from U.S. dollar purchases made by its non-U.S. operations. As of September 30, 1998, outstanding forward exchange contracts totaled $3.5 million.

     INFLATION. Inflation has not been material to the Company's operations within the periods presented.

     YEAR 2000. The Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and has been executing a plan to remediate or replace affected systems that use microchips or other embedded technology. (For example, robotic systems at the Company's manufacturing center.)

     The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

     The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed. Of those software systems requiring remediation or replacement, approximately 75% of all material systems have already been remediated or replaced by Year 2000 compliant software. The Company anticipates that approximately 90% of all material systems will have been remediated or replaced by December 31, 1998, and that all remaining material systems will be remediated or replaced by March 31, 1999. In addition, all computer hardware in the Company's home offices, manufacturing center and distribution center that was not Year 2000 compliant has been remediated or scheduled to be remediated or replaced by the end of March 31, 1999; and hardware and software unique to the Company's offices located outside the United States are scheduled to be evaluated and remediated or replaced by June 30, 1999.

     The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's manufacturing center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation is expected to be completed by the end of December 1998, and remediation or replacement of manufacturing center equipment found not be Year 2000 compliant is scheduled to be completed by the end of the first quarter of fiscal 1999.

     The costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant have been anticipated as part of the Company's planned information systems spending. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $1.3 million of which approximately $0.6 million has been or will be expensed as incurred, and $0.7 million has been or will be capitalized. Of these amounts $0.15 million was expensed and $0 was capitalized in fiscal 1997, and $0.45 million was expensed and $0.7 million was capitalized through September 30, 1998. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company intends to develop a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' becoming Year 2000 compliant on a timely basis.

     The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of June 1999. The Company will not be able to determine its most reasonably likely worst case scenarios until the assessment of third parties' Year 2000 compliance is completed.

     The Company's Year 2000 compliance project included development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by March 31, 1999.

     The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is manufactured outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its inventory flow.

     The costs and the timing for management's completion of Year 2000 compliance, modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

     Although the majority of the Company's transactions are in U.S. Dollars, affiliates operate in their local currency with certain transactions for inventory and royalties being denominated in U.S. Dollars. The Company may purchase short-term forward exchange contracts to hedge payments that require conversion to U.S. Dollars. The purpose of entering these hedge contracts is to minimize the impact of foreign currency fluctuation on the results of operations. Certain increases or decreases in the affiliate U.S. dollar payments are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     As of September 30, 1998, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                                         WEIGHTED
                                                           CONTRACT       AVERAGE       UNREALIZED
                                                            AMOUNT     CONTRACT RATE    GAIN (LOSS)
                                                           --------    -------------    -----------
Foreign Currency Forward Contracts:
  Australian dollar......................................   $  975        .6164            $ 36
  Canadian dollar........................................    2,550        .7008             175
                                                            ------                         ----
Total....................................................   $3,525                         $211
                                                            ======                         ====

DISCLOSURE ABOUT INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes G and H to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   31
Statements of Consolidated Earnings (Loss) and Comprehensive
  Earnings (Loss) for the years ended September 30, 1998,
  1997, and 1996............................................   32
Consolidated Balance Sheets as of September 30, 1998 and
  1997......................................................   33
Statements of Consolidated Cash Flows for the years ended
  September 30, 1998, 1997, and 1996........................   34
Statements of Consolidated Shareholders' Equity (Deficiency)
  for the years ended September 30, 1998, 1997, and 1996....   36
Notes to Consolidated Financial Statements..................   37

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related statements of consolidated earnings (loss) and comprehensive earnings (loss), of cash flows and of shareholders' equity (deficiency) for each of the three fiscal years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tampa, Florida
November 12, 1998

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                   STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
                       AND COMPREHENSIVE EARNINGS (LOSS)
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1998        1997       1996
                                                              ---------    -------    -------
NET SALES...................................................  $ 803,312    827,191    689,080

  Cost of sales.............................................    564,645    565,959    452,037
                                                              ---------    -------    -------

GROSS PROFIT................................................    238,667    261,232    237,043

  Selling, general and administrative expenses..............    263,271    229,313    196,741
  Royalty income, net.......................................    (13,509)   (14,109)   (14,339)
  Restructuring costs.......................................     21,563     12,001          0
  1994 Management Stock Ownership Plan expense..............          0          0     20,828
  Recapitalization costs....................................          0          0      7,700
                                                              ---------    -------    -------

INCOME (LOSS) FROM OPERATIONS...............................    (32,658)    34,027     26,113

  Interest expense, net.....................................     78,041     71,326     37,718
  Currency loss, net........................................      2,936      1,236        775
  Equity in net earnings of Evenflo Company, Inc............     (1,476)         0          0
                                                              ---------    -------    -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS......................................................   (112,159)   (38,535)   (12,380)

  Income taxes (benefit)....................................    (33,196)    (8,500)     9,300
                                                              ---------    -------    -------

EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS...................    (78,963)   (30,035)   (21,680)

  Extraordinary loss on early extinguishment of debt, net of income tax benefit of $3,182, $0 and $3,200,
     respectively...........................................     (5,909)         0     (5,987)
                                                              ---------    -------    -------

NET EARNINGS (LOSS).........................................    (84,872)   (30,035)   (27,667)

  Other comprehensive earnings (loss) -- currency
     translation adjustments net of income (tax) benefits of
     $(400), $285 and $239, respectively....................      2,405       (819)       (43)
                                                              ---------    -------    -------

COMPREHENSIVE EARNINGS (LOSS)...............................  $ (82,467)   (30,854)   (27,710)
                                                              =========    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998         1997
                                                              ---------    --------
                                      ASSETS
CURRENT ASSETS
Cash........................................................  $  10,695       5,168
Receivables, less allowance of $10,539 and $3,941,
  respectively..............................................    135,524     243,571
Inventories.................................................    118,826     157,512
Deferred income taxes.......................................     13,309      13,860
Other.......................................................      4,225       8,955
                                                              ---------    --------
          TOTAL CURRENT ASSETS..............................    282,579     429,066
Property, plant and equipment, net..........................     51,891     110,195
Intangible assets, net......................................    113,748     154,123
Deferred income taxes.......................................     51,899      34,904
Deferred financing costs....................................     20,213      29,594
Investment in Evenflo Company, Inc..........................     14,606           0
Other.......................................................      1,028       3,349
                                                              ---------    --------
          TOTAL ASSETS......................................  $ 535,964     761,231
                                                              =========    ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Non-U.S. bank loans.........................................  $   6,744      17,674
Current maturities of long-term debt........................          0      17,500
Accounts payable............................................     85,902     183,657
Accrued expenses............................................     60,432      79,348
Income taxes................................................        442         811
                                                              ---------    --------
          TOTAL CURRENT LIABILITIES.........................    153,520     298,990
Long-term debt..............................................    503,074     609,900
Pension.....................................................      7,820      12,327
Postretirement benefits.....................................      7,420       8,910
Other.......................................................      1,279       1,735
                                                              ---------    --------
          TOTAL LIABILITIES.................................    673,113     931,862
COMMITMENTS AND CONTINGENCIES (NOTES M, N, O, P, AND Q)
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding (liquidation value $100
  million and related Common Stock Warrants)................    100,000           0
Common stock, $.01 par value, 150,000,000 shares authorized
  96,933,963 and 94,655,078 shares issued, respectively.....        969         947
Paid-in capital.............................................    452,434     431,780
Retained earnings (deficit).................................   (690,209)   (599,067)
Treasury stock 17,222 and 0 shares, respectively, at cost...        (77)          0
Accumulated other comprehensive earnings (loss) -- currency
  translation adjustments...................................       (266)     (4,291)
                                                              ---------    --------
          TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)...........   (137,149)   (170,631)
                                                              ---------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
            (DEFICIENCY)....................................  $ 535,964     761,231
                                                              =========    ========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)........................................  $(84,872)    (30,035)    (27,667)
Adjustments to reconcile net earnings (loss) to net cash
  provided (used) by operating activities:
  Depreciation.............................................    20,471      16,884      13,904
  Equity in earnings of Evenflo Company, Inc. .............    (1,476)          0           0
  Intangibles amortization.................................     5,776       4,885       6,423
  Bad debt expense.........................................    12,591       4,284       6,527
  Deferred income taxes....................................   (33,196)     (3,719)      4,550
  Deferred financing cost amortization.....................     5,206       4,637       2,266
  1994 Management Stock Ownership Plan expense.............         0           0      20,828
  Write-off of Etonic assets...............................         0           0       3,300
  Extraordinary loss on early extinguishment of debt.......     9,091           0       9,187
  Other....................................................     2,159         734         443
                                                             --------    --------    --------
          Subtotal.........................................   (64,250)     (2,330)     39,761
Changes in assets and liabilities -- net of effects of the
  sale of Evenflo
  Receivables..............................................    16,534     (33,739)    (31,320)
  Inventories..............................................   (23,882)    (28,338)     (4,747)
  Other assets.............................................     3,467           0           0
  Current liabilities, excluding bank loans................   (27,071)     38,592      30,818
  Other....................................................    (1,042)     (5,658)     (2,488)
                                                             --------    --------    --------
          NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES.....................................   (96,244)    (31,473)     32,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................   (26,649)    (35,070)    (19,546)
Payment to purchase net assets of Gerry....................         0     (68,652)          0
Acquisition of non-U.S. trademarks from affiliate..........         0           0      (5,135)
Acquisition of Hogan.......................................    (1,641)          0           0
Sale of Evenflo and settlement of intercompany balances:
  Sale of 57.6% of Evenflo Common Stock....................    28,800           0           0
  Sale of Evenflo Preferred Stock..........................    40,000           0           0
  Repayment of intercompany debt by Evenflo................   110,000           0           0
  Effect of cash on sale of Evenflo........................    (6,739)          0           0
                                                             --------    --------    --------
          NET CASH FLOWS PROVIDED (USED) IN INVESTING
            ACTIVITIES.....................................   143,771    (103,722)    (24,681)
                                                             --------    --------    --------
          Net cash provided (used) before financing
            activities.....................................    47,527    (135,195)      7,343
                                                             --------    --------    --------

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements.........................  $      0           0     600,000
Repayment under credit agreement...........................  (228,800)          0           0
Net borrowings under revolving credit loan.................    94,800       1,600      25,800
Repayments under prior credit agreements...................         0           0    (320,000)
Net borrowings (repayments) of other indebtedness..........    (4,430)      4,646      (2,414)
Repayment of Etonic notes..................................         0           0     (54,043)
Payment of new credit agreement financing costs............         0           0     (34,231)
Proceeds from issuance of preferred stock and in 1998,
  warrants.................................................   100,000           0     150,000
Proceeds from issuance of common stock.....................     1,422      59,102     221,000
Repurchase of common stock.................................       (77)       (283)   (524,150)
Payments of deferred financing costs.......................    (4,915)          0           0
1994 Management Stock Ownership Plan:
  Repurchase of shares outstanding.........................         0           0     (28,219)
  Collection of management notes receivable................         0           0       6,889
Additional capital contribution............................         0           0       1,219
                                                             --------    --------    --------
          NET CASH FLOWS PROVIDED (USED) BY FINANCING
            ACTIVITIES.....................................   (42,000)     65,065      41,851
                                                             --------    --------    --------
          Net increase (decrease) in cash..................     5,527     (70,130)     49,194
          Cash balance, beginning of period................     5,168      75,298      26,104
                                                             --------    --------    --------
          Cash balance, end of period......................  $ 10,695       5,168      75,298
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid..............................................  $ 80,667      53,163      35,677
Income taxes paid..........................................       170       2,332       3,385
Non-cash exchange of preferred stock for common stock......         0     164,174           0
Non-cash preferred stock dividend..........................         0      14,174           0
Issuance of $10,000 of common stock and a $3,025 note in
  the acquisition of Hogan.................................    13,025           0           0
Non-cash acquisition of Etonic net assets..................         0           0      54,043

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                               RETAINED               COMPREHENSIVE
                                PREFERRED   COMMON   PAID-IN   EARNINGS    TREASURY     EARNINGS
                                  STOCK     STOCK    CAPITAL   (DEFICIT)    STOCK        (LOSS)        TOTAL
                                ---------   ------   -------   ---------   --------   -------------   --------
September 30, 1995............  $      0        2     53,898    (63,065)       0         (3,195)       (12,360)
Net earnings (loss) from the
  year........................         0        0          0    (27,667)       0              0        (27,667)
Issuance of common stock......         0        1    220,999          0        0              0        221,000
Repurchase of common stock:
  Cash and initial purchase
     price adjustment.........         0       (2)   (52,492)  (471,656)       0              0       (524,150)
  Realco promissory note
     carrying value...........         0        0          0     (8,388)       0              0         (8,388)
  Realco common stock carrying
     value....................         0        0          0      1,711        0              0          1,711
Common stock split............         0      499       (499)         0        0              0              0
Additional capital
  contribution................         0        0      1,219          0        0              0          1,219
Currency translation
  adjustments.................         0        0          0          0        0            (43)           (43)
Other.........................         0        0          0        316        0           (234)            82
                                --------     ----    -------   --------      ---         ------       --------
September 30, 1996............         0      500    223,125   (568,749)       0         (3,472)      (348,596)
Net earnings (loss) for the
  year........................         0        0          0    (30,035)       0              0        (30,035)
Cash proceeds from issuance of
  common stock................         0      118     58,984          0        0              0         59,102
Exchange of common stock for
  preferred stock.............         0      329    163,845          0        0              0        164,174
Preferred stock dividend......         0        0    (14,174)         0        0              0        (14,174)
Currency translation
  adjustments.................         0        0          0          0        0           (819)          (819)
Repurchase of common stock --
  final purchase price
  adjustment..................         0        0          0       (283)       0              0           (283)
                                --------     ----    -------   --------      ---         ------       --------
September 30, 1997............         0      947    431,780   (599,067)       0         (4,291)      (170,631)
Net earnings (loss) for the
  year........................         0        0          0    (84,872)       0              0        (84,872)
Cash proceeds from issuance of
  common stock................         0        2      1,420          0        0              0          1,422
Stock issued in Hogan
  acquisition.................         0       20      9,980          0        0              0         10,000
Repurchase of treasury
  stock.......................         0        0          0          0      (77)             0            (77)
Issuance of preferred stock
  and warrants................   100,000        0          0          0        0              0        100,000
Sale price of 57.6% of Evenflo
  in excess of related net
  book value..................         0        0      9,254          0        0          1,620         10,874
Deferred tax adjustment on
  acquired trademarks.........         0        0          0     (6,270)       0              0         (6,270)
Currency translation
  adjustments.................         0        0          0          0        0          2,405          2,405
                                --------     ----    -------   --------      ---         ------       --------
September 30, 1998............  $100,000      969    452,434   (690,209)     (77)          (266)      (137,149)
                                ========     ====    =======   ========      ===         ======       ========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ORGANIZATION

     BUSINESS AND REORGANIZATION. Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding, Top-Flite, Etonic, Strata, Ben Hogan and Dudley. The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("SSW"), formerly named Spalding & Evenflo Companies, Inc. The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball bats, balls and gloves, handballs, rackets and balls for tennis and racquetball, and clothing, shoes and equipment for many other sports. In the Company's 1997 consolidated financial statements, this business segment was identified as Spalding.

     Prior to August 20, 1998, the Company operated in a second business segment known as Evenflo ("Evenflo Segment"), which serves the infant and juvenile product market. The Evenflo Segment consisted of Evenflo Company, Inc., a SSW wholly-owned subsidiary, and certain other wholly-owned SSW subsidiaries and divisions of subsidiaries that sell infant and juvenile products in other countries and that hold the Evenflo Segment patents and trademarks. The Evenflo Segment manufactures and markets, under the Evenflo, Gerry and Snugli trade names, specialty juvenile products including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

     On August 20, 1998, the Company effectively completed the separation of these two businesses, the Spalding and the Evenflo Segments, into two stand-alone companies (the "Reorganization"). The Company initiated the Reorganization on May 20, 1998 by contributing the SSW investments in its other subsidiaries included in the Evenflo Segment to Evenflo Company, Inc. and receiving newly issued cumulative, variable rate, preferred stock (400,000 shares) of Evenflo Company, Inc. (the "Evenflo Preferred Stock") with a face value of $40,000 and an initial dividend rate of 14%. As a result of these transactions, Evenflo Company, Inc. became the parent company of all the other subsidiaries and divisions of subsidiaries formerly included in the Evenflo Segment. The realignment of the Company's two businesses was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests.

     On August 20, 1998, KKR 1996 Fund L.P. ("KKR 1996 Fund"), a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired from the Company (i) 51% (5,100,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $25,500 and (ii) the Evenflo Preferred Stock for a purchase price of $40,000. Prior to such KKR 1996 Fund stock purchases, Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), acquired from the Company 6.6% (660,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $3,300. An affiliate of KKR 1996 Fund and Abarco are currently shareholders of the Company; both Abarco and Great Star are owned by the same entity (see "Recapitalization and Stock Purchase Agreement below)." After these sales of common stock, the Company retained ownership of 42.4% (4,240,000 shares) of the outstanding common stock of Evenflo Company, Inc. Also on August 20, 1998 Evenflo Company, Inc. (i) issued and sold $110,000 aggregate principal amount of senior notes in a private offering, and (ii) entered into a $100,000 revolving credit facility with a syndicate of banks and other financial institutions and borrowed $10,000 under the credit facility. Evenflo Company, Inc. paid the net proceeds of these two borrowing transactions, $110,000, to the Company as a partial payment of intercompany indebtedness. The remainder of the intercompany indebtedness of Evenflo Company, Inc. was treated as a contribution of capital by the Company to Evenflo Company,

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

Inc. The Company has no guaranty or other obligations with respect to the debt of Evenflo Company, Inc., and Evenflo Company, Inc. has no such obligations with respect to the Company's debt.

     Also on August 20, 1998, KKR 1996 Fund invested $100,000 in the Company to acquire cumulative, variable rate, preferred stock of the Company together with 44,100,000 Warrants to purchase common stock of the Company. (see Note L). The Company used the proceeds from the issuance of its preferred stock, from the Evenflo Company, Inc. stock sales, and from the repayment of intercompany indebtedness by Evenflo Company, Inc. to repay $278,800 of the Company's senior credit facilities and Revolver. (see Note H)

     ACQUISITION OF BEN HOGAN. On November 26, 1997, the Company acquired certain assets and assumed certain liabilities of the Ben Hogan Co. ("Hogan") for a purchase price of $14,666, consisting of $10,000 in Company common stock (2 million shares), $3,025 in a 10 1/2% note due November 25, 2000, and $1,641 in cash. Hogan manufactures and/or markets golf clubs, golf balls, and golf accessories under the Hogan brand name. The purchased assets and assumed liabilities consist of the following:

Inventories.................................................    $ 3,383
Fixed assets................................................        162
Intangibles (primarily trademarks)..........................     12,221
                                                                -------
Total.......................................................     15,766
Accrued liabilities.........................................     (1,100)
                                                                -------
  Net assets purchased......................................    $14,666
                                                                =======

     The Hogan acquisition was accounted for using the purchase method; accordingly, the operating results of Hogan have been included in the statement of consolidated earnings (loss) and comprehensive earnings (loss) from the date of acquisition. If the acquisition had taken place on October 1, 1996 rather than on November 26, 1997, consolidated pro forma net sales and net loss would not have been materially different from the Company's reported amounts for 1998 and 1997.

     ACQUISITION OF GERRY. On April 21, 1997, the Company, through its wholly-owned subsidiary, Evenflo Company, Inc., acquired the net assets of Gerry Baby Products Company ("Gerry") for a purchase price of $68,652. Gerry had manufacturing operations in Colorado and in Wisconsin and maintained its administrative operations in Colorado. Gerry manufactured and/or marketed specialty juvenile products under the Gerry and Snugli brand names. The purchased net assets consisted of the following:

Receivables.................................................    $ 21,117
Inventories.................................................      20,003
Other current assets........................................          11
Property, plant and equipment...............................      14,324
Intangible assets (primarily trademarks and goodwill).......      26,823
Other assets................................................          53
                                                                --------
  Total.....................................................    $ 82,331
Accounts payable............................................     (10,230)
Accrued expenses............................................      (3,449)
                                                                --------
  Net assets purchased......................................    $ 68,652
                                                                ========

     The Gerry acquisition was accounted for using the purchase method of accounting; accordingly, the operating results of Gerry have been included in the statements of consolidated earnings (loss) and comprehensive earnings (loss) from the date of acquisition. In applying purchase accounting, inventories were increased by $1,268, which is the amount of acquired profit related to the expected future sale of the Gerry

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES finished goods acquired. Accordingly, the Company's loss for 1997 was increased by $1,268 from selling, in the ordinary course of business, inventory which was written up to fair value at date of acquisition. If the acquisition had taken place at October 1, 1995 rather than in April 1997, Gerry's unaudited results of operations would have changed pro forma consolidated net sales and net earnings
(loss) by $61,362 and $(1,735) for the year ended September 30, 1997 and $124,027 and $(110) for the year ended September 30, 1996.

     RECAPITALIZATION AND STOCK PURCHASE AGREEMENT. Prior to September 30, 1996, the Company was a wholly-owned subsidiary of Abarco. On August 15, 1996, Abarco and Strata Associates L.P. ("Strata"), an affiliate of KKR, entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") pursuant to which Strata acquired control of the Company (the "Recapitalization"). The closing of the Recapitalization took place on September 30, 1996 (the "Closing"). In connection with the Recapitalization a portion of the common stock owned by Abarco was redeemed for total consideration of $581,933 in 1996 (see details below) plus an adjustment to the redemption price of $283 in 1997. After the Recapitalization Strata and its affiliate owned approximately 88% of the Company's common stock and Abarco retained approximately 12% of the Company's common stock.

     The Recapitalization was financed with $221,000 cash proceeds of newly issued common stock to Strata, $150,000 proceeds of non-voting redeemable preferred stock issued to Strata (of which $50,000 was issued immediately after the Closing), proceeds of $625,800 from certain borrowings (see Note H) and $2,209 of the Company's cash balances. These funds were used to (i) redeem a portion of the common stock held by Abarco for $524,150 in cash plus the fair value of the Company's investments in an affiliate promissory note of $49,395 and in the E&S Realco, Inc. ("Realco") common stock and note receivable of $8,388; (ii) repay principal and interest of $367,894 for existing indebtedness, including the promissory notes issued to acquire Etonic; (iii) redeem, for a net payment of $21,330 all of the remaining subsidiary shares issued under the 1994 Management Stock Ownership Plan (see Note L); (iv) pay $31,471 in transaction fees and expenses; (v) purchase certain non-U.S. trademarks and assignment rights from an affiliate of Abarco for $5,135; (vi) pay a transaction bonus of $5,375 to certain members of management of SSW; and (vii) provide working capital of $45,654 (of this amount $25,800 was used to repay borrowings under the revolving credit loan on October 1, 1996).

     ACQUISITION OF ETONIC. In July 1996, the Company acquired the net assets of Etonic, which manufactures and/or markets golf shoes, gloves and other golf accessories, as well as an established line of running and walking shoes. To effect the acquisition of Etonic, the Company issued promissory notes of $54,043 to the seller in exchange for the following:

Receivables.................................................    $22,556
Inventories.................................................     15,642
Other current assets........................................      3,388
Property, plant and equipment...............................      4,129
Intangible assets (primarily trademarks and goodwill).......     13,905
                                                                -------
  Total.....................................................     59,620
Accounts payable............................................     (4,115)
Accrued expenses............................................     (1,462)
                                                                -------
  Promissory notes payable..................................    $54,043
                                                                =======

     The Etonic acquisition was accounted for using the purchase method.

     The operating results of Etonic have been included in the statements of consolidated earnings (loss) and comprehensive earnings (loss) from the date of acquisition. If the acquisition had taken place at October 1,

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

1995 rather than in July 1996, Etonic's unaudited results of operations would have changed pro forma consolidated net sales by $42,942 for the year ended September 30, 1996. Consolidated pro forma net earnings (loss) would not have been materially different from the Company's reported amounts for 1996.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spalding Holdings Corporation and its subsidiaries, all of which, including Evenflo Company, Inc. and subsidiaries until August 20, 1998, are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN AFFILIATED COMPANY. The Company's continuing investment in Evenflo Company, Inc., subsequent to the August 20, 1998 sale described in Note A (a 42.4% common stock ownership interest), is accounted for using the equity method of accounting.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term debt approximates the carrying value, based on market prices.

     INVENTORIES. Inventories are valued at the lower of cost or market (net realizable value). Costs for the majority of United States inventories and certain non-U.S. inventories have been determined by use of the last-in, first-out method. Cost for the majority of non-U.S. inventories have been determined by use of the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT. These assets are stated at cost and are depreciated principally using the straight-line method over estimated useful lives which range from 3 to 20 years. Certain assets are depreciated for income tax purposes using accelerated methods. Assets that become fully depreciated are removed from the asset and related accumulated depreciation accounts.

     INTANGIBLE ASSETS. All material intangible assets are amortized on the straight-line basis using a 40 year life.

     IMPAIRMENT OF LONG-LIVED ASSETS. Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets as determined by using estimated future undiscounted cash flows. A loss on impairment would be recognized by a charge to earnings.

     DEFERRED FINANCING COSTS. The costs incurred to obtain financing under the various financing agreements have been capitalized and are amortized to interest expense over the lives of the agreements, using the interest method for term facilities and the straight-line method for revolving credit facilities.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     INCOME TAXES. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change in rate is enacted.

     The Company and its United States subsidiaries, including Evenflo Company, Inc. and subsidiaries through August 20, 1998 (see Note A), are parties to a tax sharing agreement which provides that each member of the consolidated return group shall pay its share of the consolidated tax liability based on the ratio of its separate liability to the aggregate separate liabilities of all group members. A member shall make or receive compensatory payments to the extent its separate liability differs from its share of the group's liability.

     PRODUCT RECALLS AND SAFETY CAMPAIGNS. At the time a product recall or Safety Campaign becomes probable, the Company accrues the estimated recall costs using the guidance of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and charges those costs to operating income
(loss) (see Note Q).

     RETIREMENT PLANS AND POSTRETIREMENT BENEFITS. Current service costs of retirement plans and post-retirement healthcare and life insurance benefits are accrued annually. Prior service costs resulting from amendments to the plans are amortized over the average remaining service period of employees expected to receive benefits.

     EMPLOYEE STOCK OWNERSHIP PLANS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Accordingly, compensation cost for the stock options included under the Company's 1996 Stock Purchase and Option Plan for Key Employees of Spalding Holdings Corporation and Subsidiaries (the "1996 Employee Stock Ownership Plan") is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     ADVERTISING. Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $99,013, $91,982 and $66,079 in 1998, 1997 and 1996, respectively.

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reported period. Actual results could differ from these estimates.

     CASH FLOWS. For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers, in complete financial statements and in condensed interim financial statements issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

     RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform with current year presentations.

NOTE C -- INVENTORIES

                                                                1998       1997
                                                              --------    -------
Finished goods..............................................  $ 94,142     99,733
Work in process.............................................    18,706     28,031
Raw materials...............................................     5,978     29,748
                                                              --------    -------
  Total inventories.........................................  $118,826    157,512
                                                              ========    =======

     The cost of 90% of 1998 and 87% of 1997 inventories was computed using the last-in, first-out (LIFO) method of inventory valuation. Use of the LIFO method increased the 1998 and 1997 year end inventories by $5,120 and $1,050, respectively.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE D -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                                1998       1997
                                                              --------    -------
Land........................................................  $  2,562      3,390
Buildings and building improvements.........................    35,905     55,192
Machinery and equipment.....................................    66,209    131,821
                                                              --------    -------
                                                               104,676    190,403
Accumulated depreciation....................................   (52,785)   (80,208)
                                                              --------    -------
  Property, plant and equipment, net........................  $ 51,891    110,195
                                                              ========    =======

NOTE E -- INTANGIBLE ASSETS, NET

                                                                1998       1997
                                                              --------    -------
United States trademarks....................................  $ 71,703    102,203
Non-U.S. trademarks.........................................    13,378     15,052
Goodwill....................................................    75,832    100,040
                                                              --------    -------
                                                               160,913    217,295
Accumulated amortization....................................   (47,165)   (63,172)
                                                              --------    -------
  Intangible assets, net....................................  $113,748    154,123
                                                              ========    =======

NOTE F -- ACCRUED EXPENSES

                                                                1998       1997
                                                              --------    -------
Compensation and other employee benefits....................  $  8,367     13,281
Liability for self insurance................................     1,921     12,276
Liability for restructuring costs:
  Corporate headquarters and Spalding.......................    11,367      1,088
  Gerry.....................................................         0      8,247
Other, principally operating expenses.......................    38,777     44,456
                                                              --------    -------
  Total accrued expenses....................................  $ 60,432     79,348
                                                              ========    =======

     LIABILITY FOR SELF INSURANCE. The Company has both insured and self insured group health plans. Substantially all employees of the Company are covered under an insured medical program and all employees are covered by insured workers' compensation programs.

     Commercial and product liability insurance coverages are high deductible insured programs. Commercial liability deductibles are $250 thousand per occurrence. Product liability deductibles are $500 thousand per occurrence and $3.0 million in aggregate. As a supplement to these programs, the Company carries $75.0 million in umbrella coverage.

     The liability for self insurance claims shown in the table above, which in 1997 was primarily related to Evenflo Company, Inc., covers the deductibles and self insurance programs and is based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Evenflo's portion of the liability for self-insurance as of September 30, 1997 consisted of $8,887 for products liability claims and $1,850 for self insured workers compensation claims.

     SPALDING RESTRUCTURING AND OTHER UNUSUAL COSTS. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES products. In 1998 this plan was expanded to reduce the infrastructure needed to support the international operations, close the Mexico operations, consolidate European operations with the closure of France, Germany, Italy and Spain operations, and to significantly down-size the Japan operation. These facility closures resulted in the elimination of approximately 116 international positions at various levels. As a result, sales activities in Mexico, and the closed European operations will be channeled through distributors. Additionally, the U.S. operations recognized certain management severance costs associated with the elimination of approximately 100 domestic positions and closed the headquarters in Tampa, Florida. As a result, the Company recorded restructuring costs, as follows:

                                                               1998      1997
                                                              -------    -----
Tampa headquarters closing costs............................  $ 5,347        0
International severance costs and related expense...........    3,010      923
U.S. severance costs and related expense....................    5,118        0
Write-off of accumulated foreign currency translation
  adjustment................................................    2,761        0
Lease terminations..........................................      409      758
Termination of service contracts............................    1,237        0
Other costs.................................................    2,238      729
                                                              -------    -----
  Total.....................................................  $20,120    2,410
                                                              =======    =====

     The Company aggressively continues its plan to close and consolidate its operations and sublease space. Additionally, severance and other costs were paid in connection with the consolidation and downsizing. The Company has paid $7,080 of these restructuring costs in 1998 and $1,322 in 1997 and charged $2,761 in 1998 and $0 in 1997 of non-cash write-offs against the accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of fiscal 1999.

     In addition, the Company incurred other unusual expenses, which have been charged to net sales, cost of sales, and selling, general and administrative expenses ("SG&A"), related to:

                                                               1998      1997
                                                              -------    -----
Write-off of funds advanced to freight bill processor
  (SG&A)....................................................  $ 5,703        0
Increase in bad debt allowance for customer attempting to
  re-organize (SG&A)........................................    7,200        0
Impairment of fixed assets due to discontinuance of product
  line (SG&A)...............................................      309        0
Receivable cash discounts resulting from a decision to close
  certain non-U.S. affiliates (net sales)...................      367        0
Inventory write-down resulting from a decision to
  discontinue the sale of certain products by U.S.
  operations (cost of sales)................................      870        0
Inventory write-down resulting from a decision to close
  certain non-U.S. affiliates (cost of sales)...............    2,601    1,602
Receivable write-off resulting from a decision to close
  certain non-U.S. affiliates (SG&A)........................    1,334      100
Recovery from a 1996 Etonic computer software dispute
  (SG&A)....................................................        0    (400)
Shut down costs associated with international operations
  (SG&A)....................................................    1,550        0
Other (SG&A)................................................      217      833
                                                              -------    -----
  Total.....................................................  $20,151    2,135
                                                              =======    =====

     EVENFLO RESTRUCTURING AND OTHER UNUSUAL COSTS. In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES locations. As a result, the Company recorded restructuring costs for the period from October 1, 1997 to August 20, 1998 and for the year ended September 30, 1997, as follows:

                                                               1998     1997
                                                              ------    -----
Severance costs for the Colorado employees..................  $    0    4,105
Shut-down costs of the Colorado facility....................       0    2,630
Computer conversion costs to preserve prior manufacturing
  information for future purposes...........................       0    1,237
Other costs.................................................   1,443    1,619
                                                              ------    -----
  Total.....................................................  $1,443    9,591
                                                              ======    =====

     The Company has funded restructuring costs of $9,490 in 1998 and $1,344 in 1997 leaving an accrual of $200 as of September 30, 1998 and of $8,247 as of September 30, 1997.

     In addition, the Company incurred other unusual expenses, which have been charged to cost of sales and selling, general and administrative expenses ("SG&A"), related to:

                                                               1998     1997
                                                              ------    -----
Manufacturing and warehouse reconfiguration costs (cost of
  sales)....................................................  $  159    2,761
Inventory write-down resulting from a decision to
  discontinue the sale of certain Gerry products (cost of
  sales)....................................................     235    3,100
Write up of Gerry inventory at date of acquisition for
  purchase accounting (cost of sales).......................       0    1,268
Costs to consolidate certain of its operations that were
  previously managed separately (SG&A)......................       0    2,629
Reorganization transaction expenses (SG&A)..................   4,000        0
Year 2000 conversion costs (SG&A)...........................     685        0
                                                              ------    -----
  Total.....................................................  $5,079    9,758
                                                              ======    =====

NOTE G -- NON-U.S. DEBT

     The Company's non-U.S. subsidiaries have short-term bank financing arrangements to support international working capital requirements. The subsidiaries utilized these arrangements by use of direct bank borrowings, discounting receivables and letters of credit as follows:

                                                               1998       1997
                                                              -------    ------
As of September 30:
Available lines of credit...................................  $15,375    42,800
                                                              =======    ======
Amounts outstanding:
  Direct bank borrowings....................................  $ 6,744    17,674
  Discounted receivables (netted against accounts
     receivable)............................................    1,802     5,850
                                                              -------    ------
  Borrowings................................................    8,546    23,524
  Letters of credit not yet funded..........................      590     3,376
                                                              -------    ------
                                                              $ 9,136    26,900
                                                              =======    ======

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                                                           1998       1997      1996
                                                          -------    ------    ------
For the years ended September 30:
Maximum borrowings......................................  $14,368    27,900    31,800
Weighted average outstanding balances...................   13,737    25,800    25,700
Weighted average interest rates.........................     4.84%     4.74%     4.60%

     At September 30, 1998, the borrowings are mainly comprised of $5,756 in Australian dollars, and $958 in British pound sterling.

NOTE H -- UNITED STATES DEBT

     The Company's U.S. operations have long-term bank financing arrangements to support working capital needs and other general corporate requirements. The operations utilized these arrangements primarily by use of direct bank borrowings, acceptances and letters of credit. The Company's borrowing activities are as follows:

                                                                1998       1997
                                                              --------    -------
As of September 30:
Available lines of credit...................................  $630,874    850,000
                                                              ========    =======
  Direct borrowings.........................................  $503,074    627,400
  Acceptances (included in accounts payable)................    58,800     92,500
                                                              --------    -------
  Borrowings................................................   561,874    719,900
  Letters of credit not yet funded..........................    10,800     28,600
                                                              --------    -------
                                                              $572,674    748,500
                                                              ========    =======
Direct borrowings consist of:
Secured Credit Facility
  Revolving credit loan.....................................  $122,200     27,400
  Term Loans................................................   171,200    400,000
Senior Subordinated Notes...................................   200,000    200,000
Other indebtedness..........................................     9,674          0
                                                              --------    -------
  Total debt................................................   503,074    627,400
Current maturities of debt..................................         0     17,500
                                                              --------    -------
  Long-term debt............................................  $503,074    609,900
                                                              ========    =======

                                                       1998        1997        1996
                                                     --------    --------    --------
For the years ended September 30:
Maximum borrowings (1996 prior to the
  Recapitalization)................................  $794,874    $735,800    $366,700
Weighted average outstanding balances..............   704,800     653,200     338,000
Weighted average interest rates....................      9.11%       9.82%       9.14%

     SECURED CREDIT FACILITY. On September 30, 1996, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provided for a $650,000 maximum credit commitment (however, see below for a description of the reduction of this commitment on August 20, 1998), consisting of a seven year $250,000 revolving credit loan ("Revolving Credit Loan") and $400,000 in term loans ("Term Loans"). Term Loans consist of (i) $175,000 seven year Term Loan A, (ii) $87,500 eight year Term Loan B, (iii) $87,500 nine year Term Loan C and (iv) $50,000 nine and one half year Term Loan D. Revolving Credit Loans may be used for working capital needs, special

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES facility obligations (letters of credit and acceptances), general corporate purposes and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $180,000 and Swingline Loans are limited to a maximum of $30,000. Each of the Term Loans required annual amortization beginning September 30, 1998 and each subsequent September 30 thereafter until maturity as well as certain mandatory prepayments, among others, with the proceeds of certain asset sales.

     In conjunction with the receipt of the $278,800 in proceeds from the Reorganization (see Note A), the Company was required to prepay portions of its Term Loans as follows:

                                              BALANCE PRIOR                    BALANCE AFTER
                                              TO PREPAYMENTS    PREPAYMENTS     PREPAYMENTS
                                              --------------    -----------    -------------
Term Loan A.................................     $175,000        $136,208        $ 38,792
Term Loan B.................................       87,500          36,094          51,406
Term Loan C.................................       87,500          36,094          51,406
Term Loan D.................................       50,000          20,404          29,596
                                                 --------        --------        --------
Total.......................................     $400,000        $228,800        $171,200
                                                 ========        ========        ========

The Company also prepaid $25,000 of the Revolving Credit Loan and $25,000 of a seasonal credit facility that was opened during 1998 (see Note S).

     All Term Loans and Revolving Credit Loans will bear interest, at the Company's option, at either: (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the administrative agent's prime rate, plus (a) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum, (b) in the case of Term Loan B, 1.75% to 2.00% per annum, (c) in the case of Term Loan C, 2.25% to 2.50% per annum, (d) in the case of Term Loan D, 2.75% to 3.00% per annum, (e) in the case of a Revolving Credit Loan and Swingline Loans, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum or (B) a "eurodollar rate" plus (i) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum, (ii) in the case of Term Loan B, 2.75% to 3.00% per annum,
(iii) in the case of Term Loan C, 3.25% to 3.50% per annum, (iv) in the case of Term Loan D, 3.75% to 4.00% per annum or (v) in the case of Revolving Credit Loans, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum. Swingline Loans may only be "base rate" loans.

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

     The Company pays a letter of credit fee calculated at a debt to EBITDA-dependent rate ranging from 0.50% to 2.375% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.125% per annum of the face amount of each letter of credit. Such fees, except fronting fee, are payable quarterly in arrears and upon the termination of the Revolving Credit Loan. In addition, the Company pays customary transaction charges in connection with any letters of credit.

     The Term Loans are subject to mandatory prepayments (i) with the proceeds of certain asset sales and certain debt offerings (excluding the Senior Subordinated Notes) and (ii) on an annual basis with 50% of the Company's excess cash flow (as defined in the Credit Facility) for so long as the ratio of the Company's total debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) is greater than 4.0 to 1.0. The Credit Facility prohibits the Company from repurchasing any Senior Subordinated Notes subject to limited exceptions. The Company's obligations under the Credit Facility are secured by a pledge of the stock of certain of its subsidiaries. In addition, indebtedness under the Credit Facility is guaranteed by the principal subsidiaries of the Company.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     The Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities including (i) limitations on liens, (ii) limitations on consolidations and mergers of the Company and sales of the assets of the Company, (iii) restrictions on the purchase, redemption or acquisition of any capital stock, equity interest or any other obligations or other securities and restrictions on the advances, loans, extension of credit or capital contributions to, or investments in, other entities, (iv) restrictions on additional indebtedness to be incurred by the Company, (v) restrictions on payments of dividends or other distribution of assets, and (vi) compliance with certain financial covenants relating to certain interest coverage, fixed charge ratios, and a leverage ratio. In connection with the Reorganization (see Note
A), the Company reached agreement with its bank syndicate to amend its Credit Facility to remove certain financial ratio requirements until December 31, 1999 and to amend other covenants.

     The Credit Facility includes customary events of default.

     Scheduled maturities of the Term Loans are as follows:

                                                  TERM       TERM      TERM      TERM
           YEAR ENDING SEPTEMBER 30              LOAN A     LOAN B    LOAN C    LOAN D
           ------------------------              -------    ------    ------    ------
2002...........................................  $ 7,637         0         0         0
2003...........................................   31,155       623       623       309
2004...........................................        0    50,783       623       312
2005...........................................        0         0    50,160       312
2006 (March 31, 2006)..........................        0         0         0    28,663
                                                 -------    ------    ------    ------
  Total........................................  $38,792    51,406    51,406    29,596
                                                 =======    ======    ======    ======

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     The Senior Subordinated Notes include customary events of default.

     OTHER INDEBTEDNESS. The other indebtedness consists of the 10 1/2% note in the amount of $3,025 due November 25, 2000 incurred in connection with the purchase of Ben Hogan (see Note A) and the 5% note in the amount of $6,500, incurred in 1998 in connection with the construction of a new warehouse located in Chicopee, MA., due in monthly installments through February 2013. The Company financed this new 150,000 square foot warehouse with the Massachusetts Development Finance Agency. The $6,500 twenty-year loan is at 5% annual interest for the first five years and converts to 300 basis points over one-year U.S. Treasury for years six through twenty. In order to maintain the 5% interest rate for the first five years, Spalding is required to maintain a certain number of new full-time positions. There are no amortization requirements for the first five years of the loan, the sixth through fifteenth year requires $27 monthly amortization payments, and the years sixteen through twenty require $54 monthly amortization payments. Massachusetts Development Finance Agency has been granted a security interest in the warehouse.

NOTE I -- INCOME TAXES

     Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision, are as follows:

                                                       1998         1997       1996
                                                     ---------    --------    -------
Earnings (loss) before income taxes and
  extraordinary loss:
  United States....................................  $(101,356)   $(32,957)    (9,331)
  Other nations....................................    (10,803)     (5,578)    (3,049)
                                                     ---------    --------    -------
          Total....................................  $(112,159)    (38,535)   (12,380)
                                                     =========    ========    =======
Income tax provision:
  Current taxes:
     Federal taxes.................................        129      (7,136)     3,145
     State taxes...................................        489         565        400
     Other nations' taxes..........................        945       1,790      1,205
                                                     ---------    --------    -------
          Total....................................      1,563      (4,781)     4,750
                                                     ---------    --------    -------
  Deferred taxes:
     Federal taxes.................................    (34,796)     (3,712)     1,471
     Other nations' taxes..........................         37          (7)     3,079
                                                     ---------    --------    -------
          Total....................................    (34,759)     (3,719)     4,550
                                                     ---------    --------    -------
          Total income taxes (benefit).............  $ (33,196)     (8,500)     9,300
                                                     =========    ========    =======

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
U.S. statutory rate.........................................  (35)%   (35)%   (35)%
State income taxes, net of federal benefit..................    0       1       6
Non-U.S. tax rate differences...............................    0       2       5
Non-U.S. losses (earnings) for which no taxes were
  recorded..................................................    4       7      15
Increase in valuation allowances on non-U.S. net operating
  loss carryforwards........................................    0       0      20
1994 Management Stock Ownership Plan expense................    0       0      59
Recapitalization costs......................................    0       0      18
Other.......................................................    1       3     (13)
                                                              ---     ---     ---
  Effective tax rate........................................  (30)%   (22)%    75%
                                                              ===     ===     ===

     Under the asset and liability method prescribed by SFAS 109, deferred income taxes, net of appropriate valuation allowances, are provided for the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. Temporary differences and carryforwards, are as follows:

                                                       NET DEFERRED TAX ASSET
                                              ----------------------------------------
                                                   CURRENT              NONCURRENT
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
Acquired non-U.S. trademarks................  $     0          0     33,892     45,518
Intangibles amortization....................        0          0    (22,833)   (24,756)
Depreciation................................        0          0     (1,348)      (491)
Accrued liabilities.........................    8,866    $11,925          0          0
Pension.....................................        0          0      3,362      4,458
Post-retirement benefits....................        0          0      2,902      3,475
Net operating loss carryforwards............        0          0     57,605     20,290
Capital loss carryforward...................        0          0      8,179      8,198
Other.......................................    4,443      1,935       (875)       418
                                              -------    -------    -------    -------
  Total deferred income taxes...............   13,309     13,860     80,884     57,110
Valuation allowance on net operating losses
  and capital loss..........................        0          0    (28,985)   (22,206)
                                              -------    -------    -------    -------
Net deferred income taxes...................  $13,309     13,860     51,899     34,904
                                              =======    =======    =======    =======

     On September 30, 1998, the Company had net operating loss carryforwards of $135,645 consisting of $100,588 from U.S. operations and $35,057 in non-U.S. subsidiaries. Deferred tax benefits of $57,605 have been established on these losses and a 1998 valuation allowance in the amount of $20,806 has been provided on the entire state and non-U.S. portions of the deferred tax benefits. On September 30, 1998, the Company had capital loss carryforward of $20,972 for which a 1998 valuation allowance in the amount of $8,179 has been provided on the entire deferred tax benefits. Subsequent recognition of the tax benefits, if any, relating to the capital loss carryforward will be credited to retained earnings.

     As part of the Recapitalization Agreement, Abarco has indemnified the Company for any potential income tax obligations through September 30, 1996. The Company's federal income tax returns through September 30, 1995 have been examined by, and settled with, the Internal Revenue Service.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     On September 22, 1998, the Company entered into an agreement with the Internal Revenue Service (IRS) completing the audit of the September 30, 1994 and 1995 consolidated federal income tax returns, and finally determining the Company's tax liability for those years. The primary issue in that audit was the tax treatment accorded the 1994 acquisition of the Acquired Trademarks from Abarco. Under the agreement with the IRS, the trademarks were determined to have a fair market value of $155,000 on the date of purchase, and the difference between that value and the $176,000 transferred to Abarco was determined to be a dividend to shareholders. As a result of that settlement, withholding and income tax in the amount of $6,856 and interest in the amount of $2,534 were paid to the IRS. Under the Recapitalization Agreement, Abarco indemnified the Company for this liability.

     Under generally accepted accounting principles the 1994 acquisition of the Acquired Trademarks from an affiliate of Abarco for $176,000 was not revalued to fair market value but was recorded at the affiliate's net book value. The $8,250 carrying value of the Acquired Trademarks is being amortized over 40 years for book purposes while the $176,000 fair market value ($155,000 after the IRS settlement discussed in the preceding paragraph) is being amortized over 15 years for income tax purposes. The $58,712 deferred income tax effect at the date the trademarks were acquired is reduced as the Company recognizes the tax benefit of the difference between the carrying value of $8,250 and the tax basis of $176,000. The carrying value of the deferred tax asset at September 30, 1998 and 1997 was $33,892 (after giving effect to the settlement with the IRS) and $45,518, respectively.

     On September 30, 1998, 1997 and 1996 undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to $1,900, $6,500 and $8,100. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its continuing international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings.

NOTE J -- PENSION PLANS

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

     Prior to August 20, 1998, the Company maintained certain pension plans that covered employees in both the Spalding and Evenflo Segments. Consistent with the Reorganization, pension plans attributable to Evenflo Company, Inc. are no longer a liability to the Company and have been excluded from the September 30, 1998 balances. The reorganization of the pension plans has been treated as a "Separation of Funds" rather than a combined curtailment and settlement as described under Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"). The net impact of this decision is that Evenflo Company, Inc. retains the (accrued)/prepaid balance at August 20, 1998 and amortizes any deferrals (gains/losses, prior service cost, transition obligation, etc.) associated with the plans rather than immediately recognizing them. Pension plan expenses attributable to Evenflo Company, Inc. are included in the Company's consolidated financial statements through August 20, 1998.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     The September 30, 1998 and 1997 funded status of the Company's United States defined benefit pension plans consists of the following:

                                                     ASSETS EXCEED      ACCUMULATED
                                                      ACCUMULATED         BENEFITS
                                                        BENEFITS       EXCEED ASSETS
                                                     --------------    --------------
                                                     1998     1997      1998     1997
                                                     ----    ------    ------    ----
Actuarial present value of benefits based on
  service to date and present pay levels:
  Vested...........................................  $  0    57,316    51,307     44
  Nonvested........................................     0     3,861       820     80
                                                     ----    ------    ------    ---
Accumulated benefit obligation.....................     0    61,177    52,127    124
Additional amounts related to projected pay
  increases........................................     0       550       761      0
                                                     ----    ------    ------    ---
Total projected benefit obligation based on service
  to
  date.............................................     0    61,727    52,888    124
Plan assets at fair value..........................     0    66,572    47,813     42
                                                     ----    ------    ------    ---
Projected benefit obligation in excess of (less
  than) plan assets................................     0    (4,845)    5,075     82
Unamortized net amount resulting from changes in
  plan experience and actuarial assumptions........     0    13,471     2,246    (13)
Unrecognized net transition obligation.............     0       666       445      0
Unamortized prior service cost.....................     0     3,168        94     (8)
                                                     ----    ------    ------    ---
Pension liability (asset)..........................  $  0    12,460     7,860     61
                                                     ====    ======    ======    ===

     On September 30, 1998 and 1997 the Company's United States pension liability due currently was $40 and $72 and the long-term portion was $7,820 and $12,327.

     The 1998, 1997 and 1996 pension expense of the Company's United States defined benefit plans includes the following components:

                                                           1998       1997      1996
                                                          -------    ------    ------
Benefits earned during the period.......................  $ 3,124     2,814     2,236
Interest accrued on benefits earned in prior years......    3,963     3,942     4,005
Return on plan assets...................................     (622)   (4,243)   (3,775)
Net amortization and deferral...........................   (5,526)     (445)     (534)
                                                          -------    ------    ------
Pension expense of domestic defined benefit pension
  plans.................................................  $   939     2,068     1,932
                                                          =======    ======    ======

     Assumptions used in the accounting for United States defined benefit pension plans as of September 30, 1998, 1997 and 1996 were:

                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rate...............................................  6.25%   7.0%    7.5%
Rate of increase in compensation levels.....................  4.50%   4.5%    4.5%
Expected long-term rate of return on assets.................  8.50%   8.5%    8.5%

     The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $600 in 1998, $2,210 in 1997 and $1,739 in 1996.

NOTE K -- POSTRETIREMENT BENEFITS

     The Company provides certain post-retirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

     Consistent with the Reorganization, post-retirement benefits attributable to Evenflo Company, Inc. are no longer a liability to the Company and have been excluded from the September 30, 1998 balances. The reorganization of the post-retirement benefits has been treated as a "Separation of Plans" rather than a combined curtailment and settlement as described under SFAS No. 88. The net impact of this decision is that Evenflo Company, Inc. retains the (accrued)/prepaid balance at August 20, 1998 and amortizes any deferrals (gains/losses, prior service cost, transition obligation, etc.) associated with the plans rather than immediately recognizing them. Postretirement benefit expenses attributable to Evenflo Company, Inc. are included in the Company's consolidated financial statements through August 20, 1998.

     The September 30, 1998 and 1997 status of the post-retirement benefit plans consists of the following:

                                                               1998     1997
                                                              ------    -----
Actuarial present value of benefit obligation based on
  service to date:
  Retirees..................................................  $3,402    4,947
  Fully eligible active participants........................   1,731    1,403
  Other active participants.................................   3,055    2,707
                                                              ------    -----
Accumulated post-retirement benefit obligation..............   8,188    9,057
Unamortized net amount resulting from changes in plan
  experience and actuarial assumptions......................    (707)      (9)
                                                              ------    -----
Postretirement benefit liability............................  $7,481    9,048
                                                              ======    =====

     On September 30, 1998 and 1997, the post-retirement benefit liability due currently was $61 and $138 and the long-term portion was $7,420 and $8,910.

     The 1998, 1997 and 1996 post-retirement benefit expense includes the following components:

                                                              1998    1997    1996
                                                              ----    ----    ----
Benefits earned during the period...........................  $230    147     136
Interest accrued on benefits earned in prior years..........   599    608     595
Net amortization............................................   (69)   (41)    (17)
                                                              ----    ---     ---
Postretirement benefit expense..............................  $760    714     714
                                                              ====    ===     ===

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     Assumptions used in the accounting for post-retirement benefit plans as of September 30, 1998, 1997 and 1996 were:

                                                              1998     1997    1996
                                                              -----    ----    ----
Discount rate...............................................   6.25%    7.0%    7.5%
Rate of increase in compensation levels.....................   4.50%    4.5%    4.5%
Assumed current year health care cost trend rate
  Retirees under 65.........................................   6.80%    6.8%    7.8%
  Medicare eligible retirees................................   5.90%    5.9%    6.5%
Assumed ultimate trend rate.................................   5.00%    2.8%    2.8%
Year ultimate health care cost rate will be achieved........   2003    2002    2002
Effect of 1% increase in health care cost trend rates
  Accumulated post-retirement benefit obligation............  $ 727     680     570
  Annual aggregate benefit and interest costs...............  $  90      60      50

NOTE L -- SHAREHOLDERS' EQUITY

     PREFERRED STOCK. On September 27, 1996 the Company's certificate of incorporation was amended to establish and authorize 50,000,000 shares of preferred stock, $.01 par value, with other preferences and attributes to be determined by the Board of Directors at the time of each issuance of preferred stock.

     On August 20, 1998, the Company and KKR 1996 Fund entered into an investment agreement whereby the Company agreed to sell to KKR 1996 Fund 1,000,000 shares of nonvoting, cumulative, variable rate preferred stock with a face value and liquidation value of $100 a share (the "Cumulative Preferred Stock") together with detachable stock purchase warrants (the "Warrants") for $100,000. The Warrants will allow KKR 1996 Fund to purchase 44,100,000 shares of the Company's common stock, par value $0.01 at an exercise price of $2.00 per share. The term of the Warrants is eight years and the expiration date is August 20, 2006. The separate fair value of the Warrants is not significant. If KKR 1996 Fund decides to purchase common shares by exercising the Warrants, KKR 1996 Fund could elect to pay for those shares by exchanging a portion of the Cumulative Preferred Stock.

     The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of the Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The initial dividend rate with respect to the Cumulative Preferred Stock is 14% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Since the Board of Directors has not declared any preferred dividends as of September 30, 1998, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $1,572.

     The Company at its option may, but shall not be required to, redeem, at any time, for cash, in whole or in part, any or all of the shares of Cumulative Preferred Stock at a redemption price equal to 100% of the aggregate liquidation preference of such shares, together with all accumulated and unpaid dividends to the redemption date.

     Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holder of the Cumulative Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution $100 per share, plus an amount in cash equal to all accumulated and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding-up of the Company.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     On September 30, 1996 in connection with the Recapitalization (see Note A), the Company authorized the issuance of 1,500,000 shares of 12 1/2%, nonvoting, redeemable preferred stock, $.01 par value, with a liquidation value of $100 a share ("Preferred Stock"). These shares were acquired by Strata. In addition, the Company authorized additional shares of preferred stock which were used to pay dividends on the preferred stock. On June 25, 1997, Strata exchanged all the Company's outstanding Preferred Stock (liquidation value of $164,174) for 32,834,840 additional shares of the Company's common stock at an exchange price of $5.00 per common share.

     COMMON STOCK. The certificate of incorporation of the Company authorizes 150,000,000 shares of common stock with a par value of $.01 a share. Immediately after the Recapitalization (see Note A), the Company declared a stock split in the form of a stock dividend of approximately 60,892 shares for each common share then outstanding. The par value difference between 821 shares and 50,000,000 shares outstanding in the amount of $499 was reclassified from paid-in capital to common stock.

     As disclosed above, Strata exchanged the Company's Preferred Stock for common shares. In addition, on July 15, 1997, a Strata affiliate invested $45,600 and Abarco invested $3,400 for 9,800,000 additional shares of the Company's common stock at a price of $5.00 per common share. See below for employee common stock purchases.

     1996 EMPLOYEE STOCK OWNERSHIP PLAN. The 1996 Employee Stock Ownership Plan consists of an aggregate of 9,800,000 shares of common stock, which may be sold or granted as options to key employees of the Company. The share issuance price and the option price must be at least 50% of the fair market value of the common shares on the date of the sale or grant and an option's maximum term is ten years. The options vest ratably over a five-year period. Any outstanding options will become immediately exercisable upon a change in control of the Company. If an employee retires, any shares owned may be put to the Company or the Company can call the shares based on a fair market value formula, as defined. If an employee dies, becomes permanently disabled or terminates employment, the Company can call the shares based on a fair market value formula, as defined.

     Transactions involving common share options are as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
                                                              OF SHARES     PRICE
OPTION SHARES                                                 ---------    --------
Outstanding September 30, 1996..............................          0
Granted in 1997.............................................  6,431,146     $5.00
Canceled in 1997............................................          0     $5.00
Exercised in 1997...........................................          0     $5.00
                                                              ---------     -----
Outstanding September 30, 1997 (none exercisable) (1,023,729
  became exercisable October 1, 1997).......................  6,431,146     $5.00
Granted in 1998.............................................    295,559     $5.00
Canceled in 1998............................................   (935,504)    $5.00
Exercised in 1998...........................................          0     $5.00
                                                              ---------     -----
Outstanding September 30, 1998 (1,023,729 exercisable and
  3,252,558 became exercisable October 1, 1998).............  5,791,201     $5.00
Aggregate unissued shares and options September 30, 1998....  1,909,676     $5.00

     In 1998 the Company sold 278,885 shares for proceeds of $1,422 (2,020,238 shares for proceeds of $10,102 in 1997).

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     DISCLOSURES UNDER SFAS NO. 123. The Company has elected the disclosure-only basis provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. Had compensation cost been determined based on the fair market value at the grant date consistent with the method provided by SFAS No. 123, the Company's pro forma net earnings (loss) would have been $(85,829) for 1998 and $(30,947) for 1997 as compared to the reported amounts of $(84,872) and $(30,035), respectively.

     The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                               1998       1997
                                                              -------    -------
Dividend yield..............................................        0%         0%
Expected volatility.........................................        0%         0%
Risk-free interest rate.....................................     5.62%      6.38%
Weighted average expected life..............................  5 years    5 years
Weighted average fair value of options granted..............    $1.19      $1.37

     1994 MANAGEMENT STOCK OWNERSHIP PLAN. On September 30, 1996 the 1994 Management Stock Ownership Plan was cancelled and all shares were purchased by the Company pursuant to the Recapitalization Agreement (see Note A). The 1994 Management Stock Ownership Plan authorized 19,000 shares of S&E Class A common stock to be available for issuance to a select number of the most senior officers of the Company at a per share value as determined by a Company formula based on earnings, as defined.

     Compensation expense and an accrued liability to be paid upon termination of the officers were recorded in the amount of any increase in value as determined by the formula. As a result of the Recapitalization (see Note A), the redemption price of the remaining shares covered by this plan totaled $28,219. The outstanding balance of the Management Notes used to finance the acquisition of the shares by the officers plus the accrued interest totaled $6,889 at September 30, 1996. Compensation expense related to this plan was $20,828 in 1996.

NOTE M -- LEASE COMMITMENTS

     The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2014. The Company has no material capital leases.

     The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 1998:

YEAR ENDING SEPTEMBER 30
------------------------
1999........................................................    $1,453
2000........................................................     1,040
2001........................................................     1,035
2002........................................................       654
2003........................................................       617
Thereafter..................................................       833
                                                                ------
Total minimum lease payments................................    $5,632
                                                                ======

     Rental expense under operating leases was $5,756 in 1998, $5,185 in 1997 and $3,455 in 1996.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE N -- CURRENCY EXCHANGE CONTRACTS

     The Company may from time to time enter into forward currency exchange contracts to protect inventory purchases and affiliated note activities against changes in future currency exchange rates. A forward currency exchange contract is an agreement between two parties to buy or sell currency at a set price on a future date. The market value of the contract will fluctuate with changes in currency exchange rates. The contract is marked-to-market using the spot rate at the end of each accounting period and the change in market value is recorded by the Company as currency gain or loss. Risk may arise upon entering into these contracts from unanticipated movements in the value of a foreign currency relative to the U.S. dollar. As of September 30, 1998 and 1997, the Company had approximately $3,525 and $9,367 of currency contracts outstanding, with unrealized currency gains of approximately $211 in 1998 and unrealized currency losses of approximately $2 in 1997. These contracts mature within twelve months.

NOTE O -- CONCENTRATION OF CREDIT RISK

     The Company sells a broad range of consumer products in North and South America, Europe and the Pacific Rim. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. During 1998, 1997 and 1996 the Company's sales to one U.S. customer amounted to 15%, 12% and 11% of net sales. No other customer exceeded 10% in the years ended September 30, 1998, 1997 and 1996.

NOTE P -- CONTINGENCIES

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

NOTE Q -- RELATED PARTY TRANSACTIONS

     See Note A for a description of the transactions related to the Reorganization of the Company.

     Effective with the Reorganization on August 20, 1998, the Company and Evenflo Company, Inc. entered into an Indemnity Agreement whereby the Company and Evenflo Company, Inc. indemnified the other against liability or obligation related to their respective operations or business whether arising prior to or after the Reorganization. Additionally, the Company indemnified Evenflo Company, Inc. against damages, as defined in the agreement, incurred or sustained as a result of any recall (voluntary or involuntary), safety advisory or other corrective action relating to any products manufactured by Evenflo Company, Inc. prior to the close of business on August 20, 1998. The estimated liability as of September 30, 1998 recorded by the Company related to these matters is approximately $1,100.

     Effective with the Reorganization on August 20, 1998, the Company and Evenflo entered into a Transition Services Agreement whereby the Company agreed to provide insurance, tax and other related financial systems/accounting services to Evenflo Company, Inc. through February 20, 1999, or as otherwise agreed upon.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     See Note A for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

     See Note L for a description of the Company's 1996 Employee Stock Ownership Plan and the Company's 1994 Management Stock Ownership Plan.

     Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $966 in 1998 and $1,000 in 1997 pursuant to such management agreement with KKR.

NOTE R -- SEGMENT REPORTING

     The following schedule presents information about the Company's continuing operations in different industry segments and geographic locations (Evenflo 1998 operations are included for the period from October 1, 1997 to August 20, 1998):

                                                        1998        1997       1996
                                                      ---------    -------    -------
INDUSTRY SEGMENT
Net Sales
  Spalding..........................................  $ 512,521    530,448    451,915
  Evenflo...........................................    290,791    296,743    237,165
                                                      ---------    -------    -------
          Total net sales...........................  $ 803,312    827,191    689,080
                                                      =========    =======    =======
Earnings (loss) before income taxes and
  extraordinary loss:
  Spalding..........................................  $ (20,278)    41,133     50,274
  Evenflo...........................................     (6,330)    (3,952)    10,306
  General Corporate expenses........................     (7,510)    (4,390)   (35,242)
  Interest expense, net.............................    (78,041)   (71,326)   (37,718)
                                                      ---------    -------    -------
     Earnings (loss) before income taxes and
       extraordinary loss...........................  $(112,159)   (38,535)   (12,380)
                                                      =========    =======    =======
Identifiable Assets
  Spalding..........................................  $ 460,787    445,011    404,800
  Evenflo...........................................          0    255,725    177,391
  General Corporate.................................     75,177     60,495    108,570
                                                      ---------    -------    -------
          Total assets..............................  $ 535,964    761,231    690,761
                                                      =========    =======    =======
Capital Expenditures
  Spalding..........................................  $  11,788     14,143     10,169
  Evenflo...........................................     14,861     20,927      9,377
                                                      ---------    -------    -------
          Total capital expenditures................  $  26,649     35,070     19,546
                                                      =========    =======    =======
Depreciation and Amortization
  Spalding..........................................  $  13,091     12,439     13,418
  Evenflo...........................................     13,139      9,313      6,502
  General Corporate.................................         17         17        407
                                                      ---------    -------    -------
          Total depreciation and amortization.......  $  26,247     21,769     20,327
                                                      =========    =======    =======

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     The geographic locations of the Company are summarized as follows:

                                                        1998        1997       1996
                                                      ---------    -------    -------
GEOGRAPHIC LOCATION
Net Sales
  United States.....................................  $ 669,622    672,703    530,882
  Other nations.....................................    133,690    154,488    158,198
                                                      ---------    -------    -------
          Total net sales...........................  $ 803,312    827,191    689,080
                                                      =========    =======    =======
Earnings (loss) before income taxes and
  extraordinary loss:
  United States.....................................  $ (18,157)    33,608     57,777
  Other nations.....................................     (8,451)     3,573      2,803
  General Corporate expenses........................     (7,510)    (4,390)   (35,242)
  Interest expense, net.............................    (78,041)   (71,326)   (37,718)
                                                      ---------    -------    -------
     Earnings (loss) before income taxes and
       extraordinary loss...........................  $(112,159)   (38,535)   (12,380)
                                                      =========    =======    =======
Identifiable Assets
  United States.....................................  $ 410,046    619,762    505,227
  Other nations.....................................     50,741     80,974     76,964
  General Corporate.................................     75,177     60,495    108,570
                                                      ---------    -------    -------
          Total assets..............................  $ 535,964    761,231    690,761
                                                      =========    =======    =======

NOTE S -- EXTRAORDINARY LOSS

     The extraordinary loss on early extinguishment of debt in 1998 relates to a $9,091 pretax ($5,909 after-tax) write-off of the deferred financing costs made in conjunction with a mandatory prepayment of $228,800 against the Term Loans under the Credit Facility (see Note H).

     The extraordinary loss on early extinguishment of debt in 1996 related to a $9,187 pretax ($5,987 after-tax) write-off of the deferred financing costs remaining at September 30, 1996, on which date a secured credit agreement was paid off.

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

NAME                                                   AGE                    POSITION
----                                                   ---                    --------
Edwin L. Artzt.......................................  68    Chairman of the Board of Directors
James R. Craigie.....................................  45    President and Chief Executive Officer
Scott H. Creelman....................................  55    Executive Vice President
G. Wade Lewis........................................  51    Chief Financial Officer
Robert K. Adikes.....................................  59    Vice President, Secretary and General
                                                             Counsel
William K. Breaden...................................  39    Corporate Controller, Assistant Secretary
Henry R. Kravis......................................  54    Director
George R. Roberts....................................  55    Director
Michael T. Tokarz....................................  49    Director
Marc S. Lipschultz...................................  29    Director
Gustavo A. Cisneros..................................  53    Director
David W. Checketts...................................  42    Director

     Kevin T. Martin resigned from his positions as President and Chief Executive Officer on December 2, 1998.

     James R. Craigie joined the Company as President and Chief Executive Officer on December 7, 1998. Prior to that he had been employed since 1983 by Kraft, Inc., now a subsidiary of Phillip Morris Companies, Inc. He became Executive Vice President of Kraft, Inc. in 1994. From 1997 he served as President of its Beverage and Desserts Division. From 1994 to 1997 he was General Manager of the Beverage Division after serving as General Manager of the Dinners and Enhancers Division earlier in 1994. From 1993 to 1994, he served as Vice President and General Manager of Kraft's Polly-O Dairy Products

     Scott H. Creelman became Executive Vice President on September 20, 1998. He joined the Company in 1973 as Business Manager of the tennis group. Over the years he has held various positions in the Spalding operation, including Managing Director, International; Vice President, International from 1985 to 1995. Vice President Golf Products Worldwide from 1995 to 1997 and Executive Vice President, Spalding division from 1997 to present.

     G. Wade Lewis has been Chief Financial Officer since June 1998 when he joined the Company. From 1987 to 1997, he served as Chief Financial Officer of Duracell International, Inc.

     Robert K. Adikes has been a Vice President of the Company since January 1990 and its Secretary since January 1986. He has been General Counsel since he joined the Company in 1985.

     William K. Breaden became Corporate Controller in July 1998. He joined the Company in January 1990 as U.S. Controller and has held various positions including North American Controller and International Controller. From 1981 to 1990 he served on the audit staff of Deloitte & Touche LLP.

     Henry R. Kravis is a managing member of KKR & Co. L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., The Gillette Company, Evenflo, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc. Safeway Inc. and Union Texas Petroleum Holdings, Inc.

     George G. Roberts is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc. The Boyds Collection, Ltd., Bruno's, Inc., Evenflo, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., Safeway Inc., and Union Texas Petroleum Holdings, Inc.

     Michael T. Tokarz is a member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Evenflo, IDEX Corporation, KSL Recreation Group, Inc., PRIMEDIA, Inc., Safeway Inc., and Walter Industries, Inc.

     Marc S. Lipschultz has been an executive at KKR since 1995. Prior thereto, he was an investment banker with Goldman, Sachs & Co. He is also a director of Amphenol Corporation, the Boyds Collection, Ltd. and Evenflo.

     Gustavo A. Cisneros has been a director of the Company since 1984. Since 1990 he has been a direct or indirect investor in and a director of certain companies forming part of a group with indirect beneficial ownership interests in a number of diverse commercial enterprises in Venezuela and elsewhere. Mr. Cisneros is also a director of Pueblo Xtra International, Inc., Univision Communications, Inc., Panamerican Beverages, Inc. and RSL Communications, Ltd.

     Edwin L. Artzt has been a director of the Company since September 1997 and Chairman of the Board of Directors since August 1998. Mr. Artzt is the former Chairman and Chief Executive Officer of The Procter & Gamble Company (P&G), and is currently a Director and Chairman of the Executive Committee of the Board of Directors of P&G. In addition to P&G, Mr. Artzt is a director of American Express Company, GTE Corporation, Delta Airlines and the Barilla Company of Parma, Italy. He is also a member of the boards of University of Pennsylvania's Wharton School of Business, UCLA's Anderson School of Business and Emory Graduate School of Business. He has also served on President Clinton's Advisory Committee on Trade Policy and Negotiations, the Committee for Economic Development, and the Business Roundtable.

     David W. Checketts has been a Director of the Company since September 1998. He has been the President and Chief Executive Officer of Madison Square Garden since 1994. He was President of the New York Knicks Basketball Club from 1991 to 1994. From September 1990 through March 1991 he was Vice President, Development of the National Basketball Association. From 1984 until 1990 he was President of the Utah Jazz Basketball Club. Prior to that, he was with Bain and Company, a management consulting firm. In addition, he is a board member of the Multiple Sclerosis Society and the Children's Blood Foundation.

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

     On September 20, 1998, Paul L. Whiting, Chairman and Chief Executive Officer, W. Michael Kipphut, Vice President and Treasurer, and Stephen J. Dryer (on September 30, 1998), Vice President and Controller, exercised their rights to resign and receive certain benefits under their Change In Control Agreements with the Company, all dated May 1, 1996.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are also employees of the Company receive no remuneration for serving as directors.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer at the end of the 1998 fiscal year and the most highly compensated executive officers receiving compensation on an annualized basis from the Company in excess of $100,000 compensation (the "Named Executive Officers") for their services in all capacities to the Company during the fiscal years ended September 30, 1998, 1997 and 1996.

                                                                              LONG-TERM COMPENSATION
                                                                              -----------------------
                                                                                AWARDS       PAYOUTS
                                              ANNUAL COMPENSATION             -----------   ---------
                                    ---------------------------------------   SECURITIES
                                                             OTHER ANNUAL     UNDERLYING      LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    BONUSES(1)   COMPENSATION(2)    OPTIONS #     PAYOUTS    COMPENSATION(3)
---------------------------  ----   --------   ----------   ---------------   -----------   ---------   ---------------
Scott H. Creelman.......     1998   $276,476           0             0                 0           0        $5,000
  Executive Vice             1997    235,008           0             0           138,250    $176,836         4,750
  President                  1996    197,600    $314,656             0                 0           0         4,750
Kevin T. Martin(4)......     1998    525,000           0             0                 0           0         6,250
  President and Chief        1997     70,417           0             0         1,312,500           0             0
  Executive Officer          1996          0           0             0                 0           0             0
Bruce Riccio(5).........     1998     82,653      15,000             0                 0           0             0
  Vice President Sales       1997          0           0             0                 0           0             0
                             1996          0           0             0                 0           0             0
Robert K. Adikes........     1998    139,750           0             0                 0           0             0
  Vice President,            1997    132,400           0             0            65,058     155,500         3,970
  Secretary And              1996    127,300     199,220        $7,170                 0      57,170         3,820
  General Counsel
William K. Breaden......     1998    135,799           0             0                 0           0        $4,082
  Corporate Controller       1997    128,173           0             0                 0           0         3,825
  And Assistant              1996    116,365     117,250             0                 0           0         3,863
  Secretary
G. Wade Lewis(6)........     1998          0           0             0                 0           0             0
                             1997          0           0             0                 0           0             0
                             1996          0           0             0                 0           0             0

---------------
(1) Includes the following 1996 transaction bonuses received in connection with the Recapitalization: Mr. Adikes ($126,740), Mr. Breaden ($40,000) and Mr. Creelman ($230,856). The remainder of the bonus for the Named Executive Officers was awarded under the Management Incentive Bonus Plan. Bruce Riccio began his employment with the Company on May 11, 1998 and received a hiring bonus.

(2) Amounts represent above market return paid on deferred cash awards under the Company's Long-Term Incentive Plan. See "Long-Term Incentive Plan" for Mr. Adikes.

(3) Company matching contributions to the Savings Plus Plan.

(4) Mr. Martin resigned his position with the Company on December 2, 1998. In conjunction with the terms of his separation from the Company, Mr. Martin will receive his salary in the amount of $500,000 annually for a 24 month period. Additionally, Mr. Martin will continue to receive other benefits through December 3, 2001. James R. Craigie was hired December 7, 1998 as President and Chief Executive Officer. Mr. Craigie's
     employment arrangements are currently being negotiated.

(5) Under the terms of Mr. Riccio's employment arrangement, he will receive annual compensation of $210,000 as well as other benefits and allowances. Mr. Riccio will receive benefits should he be involuntarily terminated prior to April 2003.

(6) Mr. Lewis' compensation is still being negotiated.

STOCK OPTION GRANTS IN 1998

                                                                                   POTENTIAL REALIZABLE VALUE AT
                                          INDIVIDUAL GRANTS                           ASSUMED ANNUAL RATES OF
                       --------------------------------------------------------     STOCK PRICE APPRECIATION FOR
                       NUMBER OF      PERCENT OF                                           OPTION TERM(2)
                       SECURITIES    TOTAL OPTIONS                                 ------------------------------
                       UNDERLYING     GRANTED TO      EXERCISE OR                   IF STOCK AT      IF STOCK AT
                        OPTIONS        EMPLOYEES      BASE PRICE     EXPIRATION        $8.14           $12.97
NAME                   GRANTED(1)       IN 1997        ($/SHARE)        DATE            5%               10%
----                   ----------    -------------    -----------    ----------    -------------    -------------
Scott H. Creelman....    138,250          2.4%           5.00         2/11/07        $1,125,355       $1,793,103
                           6,028          0.1%           5.00         2/11/07            49,068           78,813
Kevin T. Martin......  1,312,500         22.7%           5.00         9/29/07        10,683,750       17,023,125
Bruce Riccio(3)......          0          0.0%           5.00               0                 0                0
Robert K. Adikes.....     62,222          1.0%           5.00         2/11/07           506,487          807,019
                           2,836          0.0%           5.00         2/11/07            23,085           36,783
William K. Breaden...     20,330          0.4%           5.00         2/11/07           165,486          263,680
                             886          0.0%           5.00         2/11/07             7,212           11,491

---------------
(1) All of these options, which were granted pursuant to the 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries, were non-qualified, were granted at fair market value on the date of grant, vest ratably over a five-year period and have a term of ten years. Any outstanding options will become immediately exercisable upon a change in control of the Company. If an employee retires, any shares owned may be put to the Company or the Company can call the shares based on a fair market value formula, as defined. If an employee dies, becomes permanently disabled or terminates employment, the Company can call the shares based on a fair market formula, as defined.

(2) We recommend caution in interpreting the financial significance of these figures. They are calculated by multiplying the number of options granted by the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the Securities and Exchange Commission. They assume the value of Company stock appreciates 5% or 10% each year, compounded annually, for ten years (the life of each option). They are not intended to forecast possible future appreciation, if any, of such stock price or to establish a present value of options. Also, if appreciation does occur at the 5% or 10% per year rate, the amounts shown would not be realized by the recipients until the year 2008. Depending on inflation rates, these amounts may be worth significantly less in 2008, in real terms, than their value today (Assumes that the market price of shares of common stock equals the exercise price).

(3) The Company is in the process of determining the size of an option grant and the opportunity to purchase shares of common stock for Mr. Riccio.

     No stock options were exercised in fiscal 1998 and no value can be presently ascribed to previous grants of stock options.

MANAGEMENT INCENTIVE BONUS PLAN

     The Company maintains a Management Incentive Bonus Plan ("MIBP") for certain identified key executives of the Company, including department managers and executives senior thereto, including the Named Executive Officers, pursuant to which eligible employees are awarded bonuses based on the Company's annual operating profit (as determined in accordance with general accepted accounting principles), as compared with a target established prior to the beginning of the year. Awards under the MIBP range within a guideline of 15% to 80% of annual salary payments, depending upon a participant's position and commensurate responsibility related to consolidated operations. If the annual results do not meet the pre-established objectives, no bonus is earned. If annual results exceed the pre-established objectives, the bonus paid is increased proportionally, up to an additional bonus of no more than 100% of the employee's guideline bonus percentage.

1996 EMPLOYEE STOCK OWNERSHIP PLAN

     The 1996 Stock Purchase and Option Plan for Key Employees of Evenflo & Spalding Holdings Corporation and Subsidiaries (the "1996 Employee Stock Ownership Plan") provides for the issuance of shares of authorized but unissued or reacquired shares of common stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1996 Employee Stock Ownership Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1996 Employee Stock Ownership Plan permits the issuance of common stock (the "Purchase Stock") and the grant of non-qualified stock options and incentive stock options (the "Options") to purchase shares of common stock and other stock-based awards (the issuance of Purchase Stock and the grant of Options and other stock-based awards pursuant to the 1996 Employee Stock Ownership Plan being a "Grant"). Unless sooner terminated by the Company's Board of Directors, the 1996 Employee Stock Ownership Plan will expire ten years after its inception. Such termination will not affect the validity of any Grant outstanding on the date of termination.

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

LONG-TERM INCENTIVE PLAN

     In connection with the 1996 Employee Stock Ownership Plan, the Company cancelled the Long-Term Incentive Plan ("LTIP") and paid the total outstanding awards in the 1997 fiscal year.

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

     The estimated annual benefits payable under SERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers is as follows:

                                                                               ESTIMATED ANNUAL
                                                                              BENEFIT IF RETIRES
                                                              YEAR ATTAINS        AT NORMAL
                                                                 AGE 65       RETIREMENT AGE(1)
                                                              ------------    ------------------
Scott H. Creelman...........................................      2010             $62,767
Bruce Riccio................................................      2011              25,548
Robert K. Adikes............................................      2004              20,897
William K. Breaden..........................................      2024              61,858

---------------
(1) Under SERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 1998 compensation levels and an annual interest credit of 6.5%, which is the 1998 rate for the interest credit. Benefits are computed without reference to limitations on compensation and benefits to which the SERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

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

CHANGE IN CONTROL SEVERANCE AGREEMENTS

     The Company maintains Change In Control Severance Agreements (the "Severance Contracts") for certain executives of the Company pursuant to which these employees could be compensated and could receive severance payments when a change in control or potential change in control of the Company occurs. The September 30, 1996 Recapitalization was a change in control under the provisions of the Severance Contracts.

     The Severance Contracts generally permit an eligible employee to receive severance payments for a period of 12, 24 or 35 months, as the case may be, or until the employee reaches the age of 65 whichever comes first consisting of (a) monthly payments of a combination of 1/12 of such person's highest annual base salary and bonus, and (b) continued life, disability, accident and health insurance benefits offset by such person's COBRA benefits. In addition, selected senior and top management will receive an additional lump-sum payment of 50% and 100%, respectively, of the amount by which the employee's benefit under their tax-qualified retirement plans maintained by the Company or one of its subsidiaries would have been increased if contributions and/or benefit accruals under such plans had continued during the period of continued benefits. During fiscal 1998, Messrs. Dickerman, Senecal and Doleva from Spalding (the "Spalding Severance Contracts") and Messrs. Paul Whiting, Chairman and Chief Executive Officer, Mr. Kipphut, Vice President and Treasurer, and on September 30, 1998, Mr. Stephen Dryer, Vice President and Controller from the Tampa corporate office (the "Tampa Severance Contracts"), exercised their rights to resign. At September 30, 1998, all remaining Severance Contracts were either exercised or expired.

     The compensation under the terms of the Severance Contracts is expected to be paid subsequent to September 30, 1998 will be funded in the amounts of $0.9 million and $0.8 million, in fiscal 1999 and 2000, respectively. The compensation under the terms of the Tampa Severance Contracts is expected to be paid subsequent to September 30, 1998 and will be funded in the amounts of $1.1 million, $0.9 million and $0.3 million in fiscal 1999, 2000 and 2001, respectively.

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

     No person who served during fiscal 1998 as an executive officer of the Company serves or has served on the Committee or as a director of another company, one of whose executive officers serves as a director of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table, as of December 15, 1998, sets forth certain information regarding the beneficial owners of the Company's Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock, (ii) each Director, (iii) each of the Named Executive Officers (as defined) and (iv) all directors and Named Executive Officers as a group.

                                                                 NUMBER OF
                            NAME                              SHARES OWNED(1)    PERCENTAGE
                            ----                              ---------------    ----------
Strata L.L.C.(1)............................................    77,034,840          79.5
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
KKR 1996 GP LLC(2)..........................................     9,120,000           9.4
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
Abarco N.V.(3)..............................................     6,480,000           6.7
  c/o ABN Trust Company
  (Curacao N.V.)
  P.O. Box 224, 15 Pietermaai
  Curacao, Netherlands Antilles
L.F. Loree, III and Norwood H. Davis, Jr., Trustees (for
  various trusts)...........................................     2,000,000           2.1
Henry R. Kravis(1)(2).......................................            --             *
George R. Roberts(1)(2).....................................            --             *
Michael T. Tokarz(1)(2).....................................            --             *
Marc S. Lipschultz(1)(2)....................................            --             *
Gustavo A. Cisneros(3)......................................            --             *
Edwin L. Artzt..............................................       200,000             *
Kevin T. Martin(4)..........................................       637,500             *
Robert K. Adikes(4).........................................        43,233             *
Scott H. Creelman(4)........................................        91,872             *
G. Wade Lewis...............................................            --             *
David W. Checketts..........................................            --             *
William K. Breaden (4)......................................        13,511             *
All named officers and directors as a group(4)..............       995,561           1.0

---------------
 * Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) Shares of Common Stock shown as beneficially owned by Strata L.L.C. are held by Strata Associates L.P. Strata L.L.C. is the sole general partner of KKR Associates (Strata). KKR Associates (Strata), L.P., is the sole general partner of Strata Associates L.P. and possesses sole voting and investment power with respect to such shares. Strata L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive Committee of Strata L.L.C. Messrs. Kravis, Roberts and Tokarz are also directors of the Company. Mr. Marc S. Lipschultz is a limited partner of KKR Associates (Strata), a director of the Company and an executive of KKR. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by Strata L.L.C. Each of such individuals disclaim beneficial ownership of such shares.

(2) Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP LLC is a Delaware limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly, Messrs. Kravis, Roberts and Tokarz are directors of the Company. Each of Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Tokarz, Greene, Golkin, Robbins, Stuart and Gilhuly may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. Mr. Marc S. Lipschultz is a director of the Company and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Lipschultz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996.

(3) A trust for the benefit of relatives of Gustavo A. Cisneros and a trust for the benefit of Ricardo J. Cisneros and relatives of Ricardo J. Cisneros each owns a 50% indirect beneficial ownership interest in the equity of Abarco. The trustees of both trusts are Dr. Peter Marxer and Protec Trust Management Establishment, each with the address Postfach 484, Heiligkreuz 6, F1 9490 Vaduz, Liechtenstein. Mr. Gustavo A. Cisneros is also a director of the Company. Mr. Gustavo A. Cisneros may be deemed to have beneficial ownership of the shares beneficially owned by the trusts created by him. Mr. Gustavo
    A. Cisneros disclaims beneficial ownership of such shares.

(4) Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after December 15, 1998, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of December 15, 1998 and (ii) the number of stock options exercisable within 60 days of December 15, 1998, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of stock options by any other person or entity.

     In addition, an affiliate of Strata L.L.C. acquired, on the date of the Reorganization, 1,000,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase 44,100,000 shares of Common Stock (exercise price of $2 per share) for a cash purchase price of $100 million.

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

     See Notes A and Q of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the sale of Evenflo and the related indemnity agreement.

     Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $976 thousand in fiscal 1998 pursuant to such management agreement with KKR.

     On August 20, 1998 (the "Closing Date"), KKR 1996 Fund L.P., a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), entered into a stock purchase agreement pursuant to which KKR 1996 Fund L.P. acquired from Lisco, Inc., a wholly-owned subsidiary of Spalding ("Lisco"), (i) 51% (5,100,000 shares) of the outstanding shares of common stock, par value $1.00 per share, of Evenflo (the "Evenflo Common Stock"), for a purchase price of $25.5 million and (ii) 400,000 shares of variable rate cumulative preferred stock with a liquidation preference of $100.00 per share (the "Cumulative Preferred Stock") for a purchase price of $40.0 million, representing 100% of the outstanding shares of Cumulative Preferred Stock. Lisco received the 400,000 shares of newly-authorized Cumulative Preferred Stock as a distribution from Evenflo (the "Preferred Stock Distribution"). KKR 1996 Fund L.P. also entered into an agreement on August 18, 1998, with the Company through which KKR 1996 Fund L.P. purchased 1,000,000 shares of preferred stock, par value of $0.01 per share, and acquired warrants to purchase 44,100,000 shares of common stock, par value $0.01 per share, for a purchase price of $100.0 million, payable in cash. In addition, on the Closing Date, Great Star Corporation ("Great Star"), an affiliate of Abarco N.V., entered into a stock purchase agreement pursuant to which, prior to the acquisition of Common Stock by KKR 1996 Fund L.P., Great Star acquired 6.6% (660,000 shares) of the outstanding shares of Common Stock from Lisco for a purchase price of $3.3 million.

     On the Closing Date, Spalding and Evenflo entered into a Transition Services Agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, for a period of up to six months, Spalding will provide certain financial, accounting and other corporate related services to Evenflo for the costs associated with providing such services. Evenflo will also reimburse Spalding for its out-of-pocket expenses incurred in rendering such services. The Transition Services Agreement terminated with respect to the majority of such services on September 30, 1998.

     On the Closing Date, Evenflo, KKR 1996 Fund L.P. and Lisco entered into a stockholders agreement (the "KKR Stockholders Agreement"). Pursuant to the KKR Stockholders Agreement, Lisco has the right to participate pro rata in certain sales of Common Stock by KKR 1996 Fund L.P. and affiliates (a "Tag Along"), and KKR 1996 Fund L.P. has the right to require Lisco to participate pro rata in certain sales of Common Stock by KKR 1996 Fund L.P. and affiliates ( a "Drag Along"). The KKR Stockholders Agreement provides Lisco with "piggyback" registration rights and two demand registrations rights and provides for certain restrictions and rights regarding the transfer of Common Stock by Lisco. The KKR Stockholders Agreement also grants Lisco the right to appoint one member of Evenflo's Board of Directors, subject to maintaining specified ownership thresholds.

     On the Closing Date, Spalding and Evenflo entered into an indemnification agreement (the "Indemnification Agreement") pursuant to which Spalding agreed to indemnify Evenflo for all losses and liabilities of any kind relating to any non-Evenflo related matters, and Evenflo agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Evenflo business. In addition, Spalding agreed to indemnify Evenflo for the expense of product recalls and corrective actions relating to products manufactured by Evenflo prior to the Closing Date.

     Spalding and Evenflo entered into an Employee Matters Agreement, dated August 20, 1998, to allocate assets and liabilities with respect to labor, employment and employee benefit matters. The Employee Matter Agreement provides that Evenflo will retain all employment-related responsibility no matter when incurred for current and former employees of Evenflo. Evenflo will provide, for at least one year following the Closing Date, employee benefits that are, in the aggregate, no less favorable than those maintained for the Evenflo employees immediately prior to the closing of the Reorganization. Furthermore, Evenflo will establish plans that are substantially similar to the SERA Plan, the Spalding & Evenflo Savings Plus Plan, the Spalding &

Evenflo Supplemental Retirement Plan and Spalding's postretirement health and life insurance benefits, and assets for the Evenflo employees will be transferred from the Spalding plans, except in the case of postretirement benefits for which Spalding will cause to be accrued on the books of Evenflo a pro-rata portion of the funding contribution due in 1998. Evenflo will also establish a stock option plan to provide for the issuance of stock-based awards. Evenflo will continue to honor its obligations under and maintain certain deferred compensation and change in control agreements with individual executives, retirement plans, welfare plans and collective bargaining agreements.

     Prior to the Closing Date, Evenflo and its subsidiaries filed a consolidated United States federal income tax return together with Spalding and its other subsidiaries (collectively, the Spalding Consolidated Group). As of the Closing Date, Evenflo and its subsidiaries (collectively, the Evenflo Group) will no longer be eligible to file United States federal income tax returns on a consolidated basis with Spalding and its subsidiaries (other than members of the Evenflo Group) (collectively, the Spalding Group). Consequently, on the Closing Date, Spalding and Evenflo entered into a tax allocation and indemnity agreement (the "Tax Allocation Agreement").

     See Notes A and Q of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the sale of Evenflo and the related indemnity agreement.

     Pursuant to the Tax Allocation Agreement, (i) the tax attributes of the Spalding consolidated group (e.g., net operating losses, net capital losses and tax credits) will be allocated and apportioned among the members of the Evenflo Group and the members of the Spalding Group in accordance with the applicable Treasury regulations, (ii) Spalding will be responsible for (x) preparing and filing all consolidated United States federal income tax returns (including any amended returns) for the taxable years during which Evenflo and its subsidiaries were members of the Spalding consolidated group and (y) paying all taxes shown as due and owning on such consolidated returns, and (iii) Spalding will have the sole right to represent Evenflo's and its subsidiaries' interests in any audit or other administrative or judicial proceeding related to such consolidated returns.

     Under the Tax Allocation Agreement, Evenflo and its subsidiaries are required to pay to Spalding the amount of United States federal income taxes that are attributable to Evenflo and its subsidiaries (as determined in accordance with the provisions of the Consolidated Federal Income Tax Liability Allocation Agreement among Spalding and its Subsidiaries, dated as of September 30, 1993 (the "Old Tax Sharing Agreement")) for all taxable years during which Evenflo and its subsidiaries were members of the Spalding consolidated group (including, without limitation, any such taxes that are imposed as a result of an audit or other adjustment). Evenflo and its subsidiaries will be entitled to any refunds of such taxes and Spalding is required to pay Evenflo and its subsidiaries the amount of any tax refund attributable to such parties. In addition, under the Tax Allocation Agreement, the members of the Evenflo Group will be required to reimburse the Spalding Group for any tax attributes of the Spalding Group that are utilized by the Evenflo Group (or any member thereof) to reduce its tax liability and Spalding and the other members of the Spalding Group will have similar obligation to reimburse the Evenflo Group for any tax attributes of the Evenflo Group that are utilized by the Spalding Group (or any member thereof).

     Spalding and the other members of the Spalding Group will jointly and severally indemnify and hold harmless Evenflo and its subsidiaries for any taxes imposed on Spalding or other members of the Spalding Group other than taxes that are attributable to Evenflo and its subsidiaries.

     Pursuant to the terms of the Tax Allocation Agreement, the principles described herein also will govern the filing of any state, local or foreign tax returns required to be filed by Spalding or other members of the Spalding Group on a consolidated, combined or unitary basis with the Company or any of its subsidiaries and the allocation of the liability for any taxes with respect thereto.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   31
Statements of Consolidated Earnings (Loss) and Comprehensive
  Earnings (Loss) for the years ended September 30, 1998,
  1997, and 1996............................................   32
Consolidated Balance Sheets as of September 30, 1998 and
  1997......................................................   33
Statements of Consolidated Cash Flows for the years ended
  September 30, 1998, 1997, and 1996........................   34
Statements of Consolidated Shareholders' Equity (Deficiency)
  for the years ended
  September 30, 1998, 1997, and 1996........................   36
Notes to Consolidated Financial Statements..................   37

2.  FINANCIAL STATEMENT SCHEDULE

                          SCHEDULE                            PAGE
                          --------                            ----
Independent Auditors' Report on Schedule....................   73
II -- Valuation and Qualifying Accounts.....................   74

     SCHEDULES OTHER THAN THE ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE EITHER NOT APPLICABLE OR THE REQUIRED INFORMATION HAS BEEN DISCLOSED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

3.  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT                           DESCRIPTION
-------                           -----------
  2.1     Recapitalization and Stock Purchase Agreement, dated August
          15, 1996, by and among Strata Holdings L. P., E&S Holdings
          Corporation and Abarco N.V. (incorporated by reference from
          Exhibit 2.1 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
  2.2     Amendment No. 1 to the Recapitalization and Stock Purchase
          Agreement, dated September 30, 1996, by and among Strata
          Holdings L.P., E&S Holdings Corporation and Abarco N.V.
          (incorporated by reference from Exhibit 2.2 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
  3.1     Restated Certificate of Incorporation of E&S Holdings
          Corporation (incorporated by reference from Exhibit 3.1 to
          Registration Statement No. 333-14569 filed by the Company on
          January 9, 1997).
  3.2     Bylaws of E&S Holdings Corporation (incorporated by
          reference from Exhibit 3.2 to Registration Statement No.
          333-14569 filed by the Company on January 9, 1997).
  4.1     Indenture between E&S Holdings Corporation and Marine
          Midland Bank, as Trustee (incorporated by reference from
          Exhibit 4.1 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
  4.2     Form of 10 3/8% Series B Senior Subordinated Notes due 2006
          (incorporated by reference from Exhibit 4.3 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
  4.3     1996 Employee Stock Ownership Plan (incorporated by
          reference from Exhibit 4.7 to Registration Statement No.
          333-20463 filed by the Company on January 27, 1997).
  4.4     Stock Purchase Warrants, dated August 20, 1998, by and among
          Evenflo & Spalding Holdings Corporation and KKR 1996 Fund
          L.P., relating to the purchase of 44,100,000 shares of
          Common Stock of the Company granted to KKR 1996 Fund L.P.

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.5     Stockholders' Agreement dated August 20, 1998, by and among
          Evenflo Company, Inc. KKR 1996 Fund L.P. and Lisco, Inc.
  4.6     Certificate of Designations of Variable Rate Cumulative
          Preferred Stock of Evenflo & Spalding Holdings Corporation,
          dated August 19, 1998.
 10.1     $650,000,000 Credit Agreement dated as of September 30,
          1996, among E&S Holdings Corporation, as the Borrower, Bank of America National Trust and Savings Association, as Swing
          Line Lender, as Fronting Lender and as Administrative Agent,
          Merrill Lynch Capital Corporation, as Documentation Agent,
          NationsBank, N.A. (South), as Syndication Agent, and lenders
          (incorporated by reference from Exhibit 10.1 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.2     Guaranty dated as of September 30, 1996, made by Spalding &
          Evenflo Companies, Inc., Evenflo Company, Inc., Etonic
          Worldwide Corporation, S&E Finance Co., Inc., Lisco, Inc.,
          Lisco Sports, Inc., Lisco Feeding, Inc., Lisco Furniture,
          Inc., and EWW Lisco, Inc. in favor of Bank of America
          National Trust and Savings Association (incorporated by
          reference from Exhibit 10.2 to Registration Statement No.
          333-14569 filed by the Company on January 9, 1997).
 10.3     Pledge Agreement dated as of September 30, 1996, made by E&S
          Holdings Corporation in favor of Bank of America National
          Trust and Savings Association (incorporated by reference
          from Exhibit 10.3 to Registration Statement No. 333-14569
          filed by the Company on January 9, 1997).
 10.4     Credit Agreement Amendment No.1, dated December 11, 1996, by and among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.5     Credit Agreement Amendment No. 2, dated March 31, 1998, by and Among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.6     Credit Agreement Amendment No. 3, dated July 30, 1998, by
          and Among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.7     Registration Rights Agreement dated as of September 30, 1996 by and among E&S Holdings Corporation, Strata Associates, L.
          P., and KKR Partners II, L.P. (incorporated by reference
          from Exhibit 10.4 to Registration Statement No. 333-14569
          filed by the Company on January 9, 1997).
 10.8     Form of Change of Control Agreement (Senior Managers)
          (incorporated by reference from Exhibit 10.8 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.9     Form of Change of Control Agreement (Top Managers)
          (incorporated by reference from Exhibit 10.9 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.10    Form of Change of Control Agreement (Other Managers)
          (incorporated by reference from Exhibit 10.10 to
          Registration Statement No. 333-14569 filed by the Company on
          January 9, 1997).
 10.11    Form of Letter of Agreement between the Company and Kohlberg
          Kravis Roberts & Co., L.P. (incorporated by reference from
          Exhibit 10.11 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
 10.12    Agreement dated as of February 3, 1997, by and between NBA
          Properties, Inc. and Spalding & Evenflo Companies, Inc.
          (incorporated by reference from Exhibit 10 to the Company's
          Quarterly Report 10-Q for the fiscal quarter ended December
          31, 1996, filed by the Company on February 14, 1997).

EXHIBIT                           DESCRIPTION
-------                           -----------
 10.13    Asset Purchase Agreement dated as of March 7, 1997, by and among Gerry Baby Products Company, Gerry Wood Products
          Company, Huffy Corporation, as sellers and Evenflo Company,
          Inc. as purchaser (incorporated by reference from Exhibit
          10.1 to the Company's Quarterly Report 10-Q for the fiscal quarter ended June 30, 1997, filed by the Company on August
          7, 1997).
 10.14    Asset Purchase Agreement among Ben Hogan Co., the Trusts for the Benefit of William Goodwin's Children, and Evenflo &
          Spalding Holdings Corporation dated as of November 26, 1997.
 10.15    Tax Allocation and Indemnification Agreement, dated August
          20, 1998 by and among Evenflo & Spalding Holdings
          Corporation and Evenflo Company, Inc.
 10.16    Employee Matters Agreement, dated August 20, 1998, by and
          among Evenflo & Spalding Holdings Corporation and Evenflo
          Company, Inc.
 10.17    Transition Services Agreement, dated August 20, 1998, by and among Evenflo & Spalding Holdings Corporation and Evenflo
          Company, Inc.
 10.18    Evenflo & Spalding Holdings Corporation Management Incentive
          Bonus Plan dated January 15, 1997 (incorporated by reference from Exhibit 99 to the Company's Quarterly Report 10-Q for the fiscal quarter ended December 31, 1996, filed by the
          Company on February 14, 1997).
 12       Computation of Ratio of Earnings to Fixed Charges.
 21       List of Subsidiaries.
 23       Consent of DELOITTE & TOUCHE LLP, independent certified
          public accountants.
 27       Financial Data Schedule.

(b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange commission dated July 31, 1998 relating to certain customary statements in connection with the Private Securities Litigation Reform Act of 1995.

     The Company filed a Current Report on Form 8-K dated August 21, 1998 relating to the Reorganization.

     The Company filed a report on Form 8-K with the Commission subsequent to the last quarter of the period covered by this report. The Report was filed on December 11, 1998 to report that Kevin T. Martin, President and Chief Operating Officer of Spalding Holdings Corporation had resigned and that the Company had named James Craigie as his successor.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation

We have audited the consolidated financial statements of Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") as of September 30, 1998 and 1997, and for each of the three fiscal years in the period ended September 30, 1998, and have issued our report thereon dated November 12, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in
Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Tampa, Florida
November 12, 1998

                                  SCHEDULE II

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                    CHARGED
                            BALANCE AT        CHARGED TO COSTS     TO OTHER                       BALANCE AT
DESCRIPTION              BEGINNING OF YEAR      AND EXPENSES      ACCOUNTS(A)    DEDUCTIONS(B)    END OF YEAR
-----------              -----------------    ----------------    -----------    -------------    -----------
1998-Allowance for
  doubtful accounts....       $3,941               12,591               --          (5,993)         10,539
1997-Allowance for
  doubtful accounts....        4,373                4,284              646          (5,362)          3,941
1996-Allowance for
  doubtful accounts....        3,247                6,527            1,158          (6,559)          4,373

---------------
Notes:

(A) Recoveries on accounts previously charged off. The amount for 1997 includes $386 for the beginning allowance from the Gerry Acquisition. The amount for 1996 includes $824 for the beginning allowance from the Etonic Acquisition.

(B) Uncollectible accounts written off. In 1998, amount includes $1,594 of Evenflo balance sold in the Reorganization transaction.

                                                                      EXHIBIT 12

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
           YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996, 1995 AND 1994

                                             1998        1997       1996       1995      1994
                                           ---------    -------    -------    ------    ------
Earnings:
Earnings (loss) before income taxes and
  extraordinary item.....................  $(112,159)   (38,535)   (12,380)   19,681    29,961
Interest expense.........................     78,041     71,326     37,718    38,108    17,073
Rent expense.............................      1,918      2,912      1,994     1,692     1,591
                                           ---------    -------    -------    ------    ------
                                           $ (32,200)    35,703     27,332    59,481    48,625
                                           =========    =======    =======    ======    ======
Fixed charges:
Interest expense.........................  $  78,041     71,326     37,718    38,108    17,073
Rent expense.............................      1,918      2,912      1,994     1,692     1,591
                                           ---------    -------    -------    ------    ------
                                           $  79,959     74,238     39,712    39,800    18,664
                                           =========    =======    =======    ======    ======
Ratio of earnings to fixed charges.......         --         --         --      1.49      2.61
                                           =========    =======    =======    ======    ======
Deficiency of earnings to fixed
  charges................................    112,159     38,535     12,380
                                           =========    =======    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPALDING HOLDINGS CORPORATION

                                          By: /s/   JAMES R. CRAIGIE

                                            ------------------------------------
                                                      James R. Craigie
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been duly signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                       TITLE                      DATE
---------                                                       -----                      ----

                /s/ EDWIN L. ARTZT                   Chairman of Board of            December 24, 1998
---------------------------------------------------  Directors
                  Edwin L. Artzt

               /s/ JAMES R. CRAIGIE                  President and Chief             December 24, 1998
---------------------------------------------------  Executive Officer
                 James R. Craigie

               /s/ SCOTT H. CREELMAN                 Executive Vice President        December 24, 1998
---------------------------------------------------
                 Scott H. Creelman

                 /s/ G. WADE LEWIS                   Chief Financial Officer         December 24, 1998
---------------------------------------------------  (Principal Financial
                   G. Wade Lewis                     Officer)

              /s/ WILLIAM K. BREADEN                 Corporate Controller            December 24, 1998
---------------------------------------------------  (Principal Accounting
                William K. Breaden                   Officer)

               /s/ ROBERT K. ADIKAS                  Vice President, Secretary       December 24, 1998
---------------------------------------------------  and General Counsel
                 Robert K. Adikas

                /s/ HENRY R. KRAVIS                  Director                        December 24, 1998
---------------------------------------------------
                  Henry R. Kravis

               /s/ GEORGE R. ROBERTS                 Director                        December 24, 1998
---------------------------------------------------
                 George R. Roberts

               /s/ MICHAEL T. TOKARZ                 Director                        December 24, 1998
---------------------------------------------------
                 Michael T. Tokarz

              /s/ MARC S. LIPSCHULTZ                 Director                        December 24, 1998
---------------------------------------------------
                Marc S. Lipschultz

              /s/ GUSTAVO A. CISNEROS                Director                        December 24, 1998
---------------------------------------------------
                Gustavo A. Cisneros

              /s/ DAVID W. CHECKETTS                 Director                        December 24, 1998
---------------------------------------------------
                David W. Checketts