Form 10-K
period 1998-12-31
SPALDING HOLDINGS CORP
filed 1999-03-29
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 333-14569

                          SPALDING HOLDINGS CORPORATION
               (FORMERLY EVENFLO & SPALDING HOLDINGS CORPORATION)
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

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
                 NONE                                        NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] [] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common stock, par value $.01 per share, outstanding at March 19, 1999, was 96,933,963 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                          SPALDING HOLDINGS CORPORATION

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                      PAGE
Part I
  Item 1     Business............................................       3

  Item 2     Properties..........................................      12

  Item 3     Legal Proceedings...................................      13

  Item 4     Submission of Matters to a Vote of Security Holders.      14

Part II
  Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.................................      14

  Item 6     Selected Financial Data.............................      15

  Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................      16

  Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk................................................      28

  Item 8     Financial Statements and Supplementary Data.........      29

  Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................      54

Part III

  Item 10    Directors and Executive Officers of the Company.....      54

  Item 11    Executive Compensation..............................      56

  Item 12    Security Ownership of Certain Beneficial Owners and
             Management..........................................      60

  Item 13    Certain Relationships and Related Transactions......      61

Part IV
  Item 14    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.........................................      63

                                     PART I

ITEM 1: BUSINESS

    Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. (formerly Spalding & Evenflo Companies, Inc.) ("Spalding"). The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball bats, balls and gloves, handballs, rackets and balls for tennis and racquetball, and clothing, shoes and equipment for many other sports.

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

    On August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (the "Reorganization"). Following completion of the Reorganization, the Company's headquarters in Tampa, Florida was closed and its functions transferred to the separate Spalding and Evenflo operations. After giving effect to the Reorganization, the Company continues to own 42.4% of the common stock of Evenflo.

      Subsequent to the realignment of the businesses, the Company elected Edwin
L. Artzt (former Chairman and Chief Executive Officer of Proctor & Gamble Company) in October 1998 as Chairman of the Board of Directors and hired James
R. Craigie (formerly an Executive Vice President of Kraft, Inc.) in December 1998 as President and Chief Executive Officer. Under this new leadership, the management of the Company has formulated new brand strategies for its key product lines and repositioned its businesses to improve earnings and cash flow and grow market share. The Company is initiating the final phases of a plan that is designed to reposition the Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R) brands within the sporting goods industry.

      In concert with its new brand strategy, the Company has repositioned its golf ball line under the brand names Strata(TM) and Top-Flite XL 2000(TM) and realigned the golf club brands of Ben Hogan(R), Top-Flite(R) and Spalding(R) to more clearly define their target audience. In recognition of continuing golf club market softness and competitive pricing pressures as well as the Company's new strategic direction, the Company implemented pricing and other actions that contributed to writing down the value of those products that are inconsistent with the repositioned brands by $20.6 million. The inventory writedown will allow the Company to execute its new strategies without the burden of discontinued products. Additionally, the Company has implemented actions to rebuild infrastructure through a 9-month implementation of the Systems Applications Processes ("SAP") integrated computer software that began in January 1999. The new computer software is expected to support the Company's efforts to incorporate industry best practices and improve efficiencies.

      On January 19, 1999 the Company filed Form 8-K electing to change its year end from September 30 to December 31. The financial statements included in this Form 10-K include those for the consolidated balance sheet as of December 31, 1998 and the statements of consolidated earnings (loss), statement of consolidated cash flows, and statements of consolidated shareholders' equity (deficiency), for the period from October 1, 1998 through December 31, 1998 (the "Transition Period"). Additional financial statements, as required, for the fiscal years ended September 30, 1998, 1997 and 1996 are also included.

    All references to fiscal year in this Form 10-K refer to the fiscal year ending on September 30th of each year. All references to market share and demographic data in this Form 10-K are based on industry publications and Company data. For periods prior to the date of the Reorganization, references to the Company include Spalding and Evenflo on a consolidated basis. After August 20, 1998, references to the Company mean the operations of Spalding and its equity investment in Evenflo. References to fiscal 1998 include the operations of Spalding for the entire fiscal year ending September 30, 1998, the operations of Evenflo for the period from October 1, 1997 to August 20, 1998 and the Company's 42.4% equity investment in Evenflo from August 21, 1998 to September 30, 1998.

FORWARD-LOOKING STATEMENTS

         Sections of this Form 10-K, including Management's Discussion and Analysis of Financial Conditions and Results of Operations, contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operation and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected or a downturn in the consumer products industry; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

GENERAL

    Spalding is one of the most recognized consumer product companies serving the sporting goods industry, and in 1997, sold more golf balls, basketballs and softballs than any other company in the U.S. Evenflo is one of the largest manufacturers in the juvenile products industry and is widely recognized by new mothers for high quality, safety-tested infant and juvenile products. In 1997 (based on pro forma net sales for the acquisition of Gerry Baby Products ("Gerry"), Evenflo held the number one market share in a number of juvenile product categories, including car seats, stationary activity products, breastfeeding products, gates, baths, soft and frame carriers and car seat/stroller travel systems. The Company markets its products in over 100 countries and had net sales of $56.8 million in the Transition Period.

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

    In August 1998, the Company separated its two businesses Evenflo and Spalding, into two stand-alone companies. As part of the Reorganization, KKR 1996 Fund L.P., an affiliate of the Company, acquired 51% of the outstanding shares of common stock of Evenflo from Spalding for a purchase price of $25.5 million and preferred stock of Evenflo from Spalding for a purchase price of $40.0 million. In addition, Great Star Corporation, an affiliate of Abarco N.V. (a shareholder of the Company), acquired 6.6% of the outstanding shares of Evenflo from Spalding for a purchase price $3.3 million. Following completion of the Reorganization, the Company's headquarters in Tampa, Florida were closed and its functions transferred to the separate Spalding and Evenflo operations.

SPALDING

    Spalding, with net sales of $56.8 million during the Transition Period and $536.9 million in fiscal 1998, is a leader in the $2.8 billion U.S. wholesale golf industry and in the $60 billion U.S. wholesale sporting goods industry, with some of the most widely recognized branded consumer product names such as Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R). Spalding's brand names are currently featured on over 2,000 products with an emphasis on two primary categories: (i) golf products and (ii) sporting goods products. Spalding also licenses the brand names on an assortment of athletic products, including apparel and footwear. To broaden Spalding's line of golf products, in July 1996 the Company acquired Etonic's line of golf accessories and in November 1997 the Company acquired Hogan's line of golf clubs, balls and accessories. Golf products include golf balls sold under the Strata(R), Top-Flite(R) and Spalding(R) brand names; golf clubs sold under the Ben Hogan(R), Top-Flite(R) and Spalding(R) brand names; golf shoes sold under the Etonic(R) brand name and accessories sold under the Ben Hogan(R), Top-Flite(R) and Spalding(R) brand names. Sporting goods products (other than golf) and licensed products are sold primarily under the Spalding(R) brand.

    For information on sales by industry segment and foreign and domestic operations and export sales, see Note P of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

    Golf Products

    GENERAL. Golf products are Spalding's largest product category, generating worldwide net sales of $30 million during the Transition Period and $407 million in fiscal 1998, or approximately 52% and 76% of Spalding's total net sales, in these respective periods. Spalding is the U.S. market share leader in the manufacture and marketing of golf equipment, primarily under its Top-Flite (R), Strata(R) and Ben Hogan(R), brand names, as well as an industry leader in introducing innovative new golf products. Spalding offers a comprehensive array of golf clubs, golf bags, golf shoes and other golf accessories. Spalding's golf products are endorsed by leading golf professionals including Lee Trevino, Justin Leonard, Craig Stadler, Mark O'Meara, Jim Furyk, Brandi Burton, and Chris Johnson. Spalding golf products are played worldwide by over 250 touring golf professionals and many PGA club professionals.

    GOLF BALLS. Spalding was the leading manufacturer of golf balls in the $669 million U.S. wholesale market in 1997, with worldwide net sales of $22 million during the Transition Period and $218 million, $219 million and $215 million in fiscal 1998, 1997 and 1996, respectively. Spalding currently markets its line of golf balls under numerous names including Strata(R) Tour(TM), Strata(R) ML(TM) Balata, Top Flite(R) XL 2000(TM) and Top Flite(R) XL(TM). Spalding believes that its family of Top-Flite(R) golf balls has sold more golf balls than any other family of golf balls in the world. Spalding focuses its marketing efforts on pro shops, off-course golf specialty shops, sporting goods stores and other retail outlets where the Strata(R) and Top-Flite(R) names are widely recognized.

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

    GOLF CLUBS. Sales of golf clubs generated $2 million during the Transition Period and $112 million, $99 million and $73 million in worldwide net sales for the fiscal years 1998, 1997 and 1996, respectively. In 1997, U.S. wholesale sales of golf clubs were estimated at $1.5 billion. Spalding's strategy is to design golf clubs for men, women and seniors of all ability levels. Ben Hogan(R) branded clubs are premium forgings, designed for the world's most discriminating players, played on the professional tours and sold exclusively in pro shops. Top-Flite(R) clubs are premium metal castings that utilize design features such as perimeter weighting, graphite shafts, titanium head inserts and the Company's patented stabilizer bar design. Top-Flite(R) branded clubs are played on the professional tours and are primarily sold in the better pro shops, off-course shops and sporting goods stores. Spalding(R) branded clubs satisfy the recreational/value segments of the market. Spalding (R) clubs are primarily sold in the off-course golf shops, sporting goods stores, mass merchants and warehouse clubs. The Company periodically updates all of the club products through computer-aided design and modeling software and technical advances in head, shaft and grip designs available in the market.

    GOLF SHOES AND ACCESSORIES. Spalding is a leading designer and marketer of professional grade spikeless golf shoes and premium golf gloves under the Etonic brand (acquired in 1996). Etonic golf shoes and gloves are marketed under several brand names including the Difference Tour(TM) and the Difference(TM), both of which are premium grade products played by touring professionals. Premium golf accessories, including golf bags, hats, club covers, tees, towels, and sports luggage are sold under the Ben Hogan(R) and Top-Flite(R) brand names. In the golf shoe and accessories category, Spalding generated net sales during the Transition Period totaling $6 million and $78 million during fiscal 1998. In 1997, the U.S. wholesale market for golf shoes and accessories was approximately $550 million.

Sporting Goods Products

    GENERAL. The sporting goods products segment includes basketballs, a broad line of softball and baseball products, volleyballs, soccer balls, athletic shoes and other sports products. Spalding's sporting goods products (other than golf) accounted for $27 million of Transition Period net sales and $130 million of net sales for fiscal 1998, or 48% and 24%, respectively.

    BASKETBALLS. Spalding produced the first basketball in 1894 and is the market share leader in the estimated $154 million (1997) U.S. market for basketballs and basketball accessories with $10 million of Transition Period U.S. net sales and $42 million of U.S. net sales of basketballs in fiscal 1998. Spalding's worldwide net sales of basketballs in the Transition Period and fiscal 1998 were $13 million and $58 million, respectively. Spalding is the exclusive official basketball of the NBA and WNBA and has used these endorsements, as well as the endorsement of other leagues and professional players, to gain worldwide market share in this product category. Spalding's NBA license extends through July 2001, while its WNBA license extends through September 1999. Internationally, the Spalding basketball is the official basketball of professional leagues and national teams in more than 25 basketball markets.

    Spalding continues to develop its leadership in the basketball market through innovative product designs such as the ZK-Composite(R) basketball and the Zi/O(R) indoor/outdoor basketball. Introduced in 1991, the ZK-Composite(R) basketball utilizes composite materials technology to offer excellent performance characteristics at lower price points than leather balls.

    OTHER SPORTS PRODUCTS. Spalding markets a number of other sporting goods and sports related products serving baseball, softball, volleyball, soccer, football, tennis, racquetball, handball and other sports activities. Net sales of such items totaled $14 million and $72 million during the Transition Period and fiscal 1998, respectively. No single sporting good product accounted for more than 10% of the Company's total revenues in the Transition Period or fiscal 1998. Spalding's Dudley(R) brand is the leading supplier of softballs in the world. Spalding also sells a broad line of baseball products worldwide under the Spalding(R) name.

    Spalding produced the first volleyball in 1895 and today is a leading provider of volleyballs in the U.S. Spalding has the endorsement for volleyballs of the NCAA and the American Volleyball Association (AVA). Spalding's tennis racquets are endorsed by the Association of Tennis Professionals (ATP).

    LICENSING. Spalding is one of the leading general sports brand licensors with approximately 100 licensees and sub-licensees worldwide. In exchange for royalty fees, Spalding grants licensees the exclusive right to use specified Spalding trademarks in product categories and geographical areas where Spalding does not enjoy competitive advantages as a manufacturer of sporting goods. The Spalding(R), Top-Flite (R) Etonic(R) and Ben Hogan(R) brand names are licensed in over 259 product categories, including the Hakeem Olajuwon shoe line by Mercury International Trading Corp., one of the largest shoe companies in the world, and apparel lines by Mitsubishi Corporation in Japan, Sara Lee Corporation and others in the U.S. Other Spalding licensed products include sport bags and other accessories. Sales of licensed Spalding products totaled approximately $48 million during the Transition Period (of which $21 million were in international markets) and $259 million in fiscal 1998 (of which $113 million were in international markets). The loss of any single licensee would not be material to the Company.

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

    INTERNATIONAL. Spalding sells or licenses its products in over 95 countries through approximately 100 independent distributors and six wholly-owned foreign subsidiaries in Australia, Canada, Japan, New Zealand, Sweden and the United Kingdom. Spalding's international sales were $15 million for the Transition Period, or 27%, and $127.5 million, or 24%, in fiscal 1998, due in large part to the popularity of golf and basketball outside the United States.

    RESTRUCTURING. In fiscal 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, this plan was expanded to reduce the infrastructure needed to support international operations, by closing the Mexico operation, consolidating European operations with the closure of Germany, France, Italy and Spain operations, and significantly downsizing the Company's operations in Japan. As a result, sales activities in Mexico, the closed European operations and Japan will be channeled through distributors. The U.S. operations recognized certain management severance costs and closed the headquarters in Tampa, Florida. During the Transition Period, $3.0 million of restructuring expenses was incurred to complete the international restructuring and to reduce overhead in the U.S. See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

    SALES, MARKETING AND DISTRIBUTION. In the U.S., Spalding sells its products through four sales teams, directly to approximately 20,000 retailers, including pro shops and ranges, off-course golf specialty shops, sporting goods stores and mass merchants. The Company also markets to corporations for special events, the military and warehouse clubs and generates sales from catalogs. Outside of the U.S., Spalding maintains direct sales, marketing and distribution activities in Canada, Australia, United Kingdom, Sweden, and New Zealand. Liaison offices in Japan and Italy assist in the co-ordination of the regional distributors in the Japanese/Southeast Asian markets and European markets, respectfully, as well as assist in the development activity in the respective regions. During the Transition Period and in Fiscal 1998, one U.S. customer (Wal-Mart) amounted to 24% and 13%, respectively, of net sales. During fiscal 1997 and 1996, no single customer accounted for more than 10% of Spalding's worldwide net sales.

    Marketing for Spalding's golf and sporting goods products utilizes the endorsements of professional and amateur leagues and players. Spalding believes that endorsements by professional athletes and affiliations with sports organizations enhances Spalding's image and improves sales of its products.

    Spalding's golf marketing campaign incorporates all of its golf products and is intended to develop the Ben Hogan(R), Strata(R) and Etonic (R) brands as ultra-premium products, designed for the world's most discriminating players and played on the professional tours. In addition, the marketing campaign is designed to develop Top-Flite (R) as a global "megabrand" for performance grade golf products. In 1998 Spalding expanded its advertising campaign for premium golf products including Ben Hogan(R) forged golf clubs, Strata(R) golf balls, Etonic(R) Difference(TM) Shoes and the Top-Flite(R) golf club line.

    MANUFACTURING, PRODUCT PROCUREMENT AND RAW MATERIALS. The manufacture of Spalding products involves a number of highly specialized processes. Spalding manufactures golf balls, finishes custom golf balls and assembles most of its golf clubs at its own facilities. Spalding's primary manufacturing facility is located in Chicopee, Massachusetts and comprises approximately 838,000 square feet of manufacturing, office and distribution space. Additionally, Etonic produces a portion of its shoes at its facility in Richmond, Maine. Spalding believes that it is one of the lowest cost producers of golf balls in the world.

    Spalding utilizes third-party manufacturers, located primarily in China, Thailand, Taiwan and other countries in Southeast Asia, to produce most of its non-golf ball products. Such third-party manufacturers produced products and components representing approximately 62% and 58% of Spalding's net sales in the Transition Period and fiscal 1998, respectively. No supplier accounted for products representing more than 10% of Spalding's Transition Period or fiscal 1998 net sales. Spalding believes it has alternative sources of supply for substantially all of the products currently produced by third party manufacturers.

    Sourced products are manufactured according to Spalding's strict quality control specifications. To assure the quality of its sourced products, the Company works closely with third-party manufacturers, emphasizing product reliability and performance standards and strict quality controls to which all producers must adhere. Spalding monitors its sourced products to improve quality. Certain of Spalding's third-party manufacturers produce only Spalding products. In addition, Spalding jointly develops new products with certain of its suppliers as part of Spalding's increasingly global product development efforts. Spalding maintains a liaison office in Taiwan to assist in order expediting and quality control.

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

    The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At December 31, 1998, Spalding owned 227 patents and had 143 applications pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

    SEASONALITY. Spalding's business is seasonal, as many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. For fiscal 1998, Spalding's quarterly net sales as a percentage of its total net sales were approximately 20%, 29%, 30% and 21%, respectively, for the first through the fourth quarters of the 1998 fiscal year. In addition, for fiscal 1998, Spalding's quarterly income (loss) from operations as a percentage of its total income from operations was approximately (23%), 3%, (23%) and (57%), respectively, for the first through fourth quarters of such fiscal year. Unusual and restructuring costs in the fourth quarter for fiscal 1998 totaled $26.4.

    COMPETITION. The sporting goods industry is highly competitive. Spalding competes primarily on the basis of product features, brand recognition, quality and price. Spalding competes with numerous national and international companies that manufacture and distribute sporting goods and related equipment and sports apparel. Certain of Spalding's competitors offer types of sports equipment not sold by Spalding. Some of Spalding's competitors are larger and have substantially greater financial and other resources than the Company. Spalding competes in one or several individual market segments against competitors such as Acushnet Company (a subsidiary of Fortune Brands, Inc. the producer of Titleist, Footjoy and Cobra golf products), Callaway Golf Co., Karsten Manufacturing Corp. (producers of Ping golf products), Nike, Inc., Rawlings Sporting Goods Company, Inc., Taylor Made (a subsidiary of Adidas AG) and Wilson Sporting Goods Co. (a subsidiary of Amer Group Ltd.). Additionally, Nike, Inc., and Taylor Made have recently entered the premium golf ball market. Spalding anticipates that Callaway Golf Co. will also enter the golf ball market in the near future.

EVENFLO

    Evenflo, with net sales of $291 million through the date of the Reorganization (August 20, 1998), is a leader in the $2.0 billion U.S. market for juvenile and infant hardgood products, as well as a market leader in such products in several international markets. Evenflo is one of the largest manufacturers and marketers of juvenile products in the United States as well as a leader in several international markets based on net sales in 1997. Established in 1920, Evenflo is one of the oldest and most recognized names in the juvenile products industry, with a 97% brand awareness for infant feeding products among new mothers in the United States. Evenflo believes it is a leading supplier of juvenile products to such key national retailers as Toys "R" Us, Inc., Wal-Mart Stores, Inc., Sears, Roebuck & Co., Kmart Corporation and Target (a division of Dayton Hudson Corporation).

    Evenflo distinguishes itself from its competitors by developing innovative, high quality products that have sometimes redefined their product categories. For example, the 1994 introduction of the Exersaucer(R) redefined the activity product category. Evenflo followed this success with the introduction of the On My Way Travel System(R) in 1996, which was, according to NPD Group, Inc., the single largest selling product in the juvenile products industry by dollar volume in 1997. Evenflo further distinguishes itself from its competitors through its co-branded products offerings with other national brands such as OshKosh B'Gosh(R) and Serta(R).

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

    RESEARCH AND DEVELOPMENT. At September 30, 1998 Evenflo dedicates substantial resources to its product development efforts, including 22 professionals in research and development. Evenflo's research and development group has in effect over 231 U.S. patents and 121 foreign patents. Evenflo has developed a number of innovative infant and juvenile products, including the first fully transparent baby bottle, the first decorated nurser, the first convertible (infant to toddler) car seat to pass applicable federal testing standards and the first juvenile stationary activity product. Evenflo has approximately 52 patents pending at the U.S. Patent and Trademark Office.

    MANUFACTURING, PROCUREMENT AND RAW MATERIALS. Evenflo maintains six manufacturing and assembly plants located in Ohio, Georgia, Alabama, Wisconsin and two in Mexico. Evenflo also operates distribution centers in Canada and the Philippines and has entered into a joint manufacturing arrangement with a French corporation for the manufacture and distribution of On My Way(R) car seats and the Exersaucer(R) in European markets. Evenflo manufactures bottles and nipples and assembles certain infant feeding and baby care products primarily at its facilities in Canton, Georgia and Mexico City. Car seats, high chairs, mattresses and stationary activity products are assembled at Evenflo's plant in Piqua, Ohio. Jasper, Alabama serves as a soft goods manufacturing feeder plant for the final assembly operations in Ohio. Evenflo's cribs are manufactured and assembled at a facility in Tijuana, Mexico, while wood products (primarily gates) are produced at its plant in Suring, Wisconsin. Evenflo recently completed the elimination of Gerry's manufacturing and distribution operations at Thornton, Colorado and the integration of those operations into the Piqua, Ohio and Canton, Georgia facilities and closed the Thornton facility. In addition to the integration of Gerry into Evenflo's operations, Evenflo recently completed the reengineering of the Piqua assembly lines to improve productivity and capacity, including the installation of injection molding equipment. Evenflo also redesigned the Piqua and Canton warehouses, installed computer-controlled fabric cutting systems in Jasper and during fiscal 1998, the Company made additional investments to expand warehousing and distribution in Piqua and Canton and to move administrative offices to Vandalia, Ohio. Evenflo is the only major U.S. juvenile product manufacturer with ISO 9000 registration status.

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

    TRADEMARKS AND PATENTS. At September 30, 1998 Evenflo has proprietary rights to a number of trademarks that are important to its business including Evenflo (R), Gerry(R) and Snugli(R). Evenflo's policy is to protect proprietary products by obtaining patents for such products when practicable. Evenflo owns approximately 231 patents and 196 trademarks and had approximately 52 patent applications and approximately 86 trademarks pending at the U.S. Patent and Trademark Office. In addition, Evenflo also maintains patent protection for certain of its products in other countries and has a number of patent applications pending in foreign countries. In addition to its patent portfolio, Evenflo possesses a wide array of unpatented proprietary technology and know-how. Evenflo believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, Evenflo vigorously protects its intellectual property rights. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to Evenflo or its licensors, to protect trade secrets, know-how or other intellectual property rights owned, or to determine the scope and validity of the proprietary rights of Evenflo or of third parties. On April 22, 1998, Evenflo sued Graco for patent infringement relating to Evenflo's Carry Right(R) patent. Graco has filed an answer and a counterclaim alleging infringement by Evenflo of three different patents relating to stroller technology. In addition, on August 7, 1998, Century filed suit against both Evenflo and Spalding alleging the infringement of two patents relating to the design of the storage compartment and base of certain of Evenflo's car seats. Evenflo and Spalding intend to vigorously defend this action and believe that an adverse outcome would not materially adversely affect them. There can be no assurance that Evenflo and Spalding will prevail in either of these suits or in similar litigation. See "-- Legal Proceedings." Although Evenflo believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on Evenflo's business and results of operations.

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

    In the past five years, Evenflo had two product recalls and took twelve corrective actions with respect to recalled and other products. Corrective actions are steps taken by Evenflo short of a recall which involve delivering instructions or repair kits to consumers in order to assure proper usage and performance of a product. Within the last eighteen months, Evenflo has executed two recalls and five corrective actions, including: the offer of a repair kit for the On My Way(R) car seat in March 1998 affecting approximately 800,000 units due to the potential for slippage of the handle lock when used as a carrier; and the provision of a retrofit plastic reinforcing sleeve for the Happy Camper(R) play yard in June 1997 affecting approximately 1.2 million units to encourage full rotation of the locking hinge and to prevent breaking or cracking of the plastic hinges. These two corrective actions accounted for 59% of Evenflo's expenditures for recalls and corrective actions in fiscal 1997 and fiscal 1998. In fiscal 1997 and fiscal 1998 (through 10 1/2 months), the aggregate cost of recalls and other corrective actions was $4.4 million and $4.9 million through August 20, 1998 (with an additional $0.3 million through September 30, 1998), respectively (including costs related to the 1998 recall of the Two-In-One(R) booster car seat affecting approximately 32,000 units due to cracking and breakage during testing). In addition, Evenflo has instituted a voluntary recall of its Houdini(R) play yards affecting approximately 200,000 units as part of an industry-wide recall of play yards with protruding rivets. Evenflo anticipates that this recall will cost approximately $0.1 million in the aggregate. Evenflo believes that it is indemnified by Spalding for the costs of the recall of the Houdini(R) play yards under the terms of the Indemnification Agreement entered into on the date of the Reorganization. See "Certain Relationships and Related Transaction". Evenflo believes that recalls had an effect on fiscal 1998 netsales and will continue to have such an effect in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to product recalls and corrective actions required by the CPSC or the NHTSA, Consumer Union, the publisher of Consumer Reports, and other product evaluation groups conduct product safety testing and publish the results of such evaluations. The results of these reports are widely disseminated and may spur investigations by governmental agencies or result in negative publicity.

RESEARCH AND DEVELOPMENT

    The Spalding research and development department consists of more than 70 scientists, engineers and technicians. Spalding introduced the first dimpled golf ball in the U.S., invented the first two-piece golf ball, and developed and patented the blended Surlyn cut-resistant golf ball cover. Spalding has also introduced a number of golf club innovations, including one of the first titanium irons in the market. In addition, the popularity of Spalding's patented ZK-Composite(R) materials for basketballs has contributed to the number one market share in that market. Research and development expenditures amounted to 3.5%, 1.6%, 1.6% and 1.3% of Spalding's net sales in the Transition Period and fiscal 1998, 1997 and 1996, respectively.

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

EMPLOYEES

    The Company's worldwide workforce consisted of approximately 1,745 employees (Spalding) as of December 31, 1998.

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

The following table sets forth information as of December 31, 1998 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                           OWNED/       SQUARE
LOCATION                           DESCRIPTION             LEASED       FOOTAGE
--------                           -----------             ------       -------
Spalding
  Chicopee, MA.......    Manufacturing/Warehousing/Office  Owned        560,500
  Chicopee, MA.......    Warehousing/Office                Owned        166,650
  Chicopee, MA.......    Manufacturing/Warehousing/Office  Owned        110,725
  Gloversville, NY...    Manufacturing/Warehousing/Office  Leased        80,000
  Gloversville, NY...    Manufacturing/Warehousing/Office  Owned         65,225
  Gloversville, NY...    Manufacturing/Warehousing/Office  Leased        40,000
  Reno, NV...........    Warehousing/Office                Leased       157,000
  Reno, NV...........    Warehousing/Office                Leased       100,000
  Reno, NV...........    Warehousing/Office                Leased        48,000
  Richmond, ME.......    Manufacturing                     Owned         61,000
  Clinton, CT........    Retail Outlet Store               Leased         3,254
  Sellersville, PA...    Office                            Leased         1,200
  West Palm Beach, FL    Golf equipment test site          Leased           625
  Woodbridge, Ontario    Manufacturing/Warehousing/Office  Leased        93,649
  Australia..........    Manufacturing/Warehousing/Office  Owned         59,493
  Australia..........    Warehousing/Office                Leased        10,000
  Australia..........    Warehousing/Office                Leased         3,875
  Australia..........    Warehousing/Office                Leased         2,820
  Australia..........    Warehousing/Office                Leased         2,260
  France.............    Warehousing/Office                Leased        10,549
  Germany............    Warehousing/Office                Leased         3,546
  Italy..............    Warehousing/Office                Leased         8,396
  Japan..............    Warehousing                       Leased        14,203
  Japan..............    Office                            Leased         5,578
  New Zealand........    Warehousing/Office                Leased         9,297
  Spain..............    Office                            Leased         2,690
  Sweden.............    Warehousing/Office                Leased        15,424
  Taiwan.............    Office                            Leased         3,744
  United Kingdom.....    Warehousing/Office                Leased        25,860

Substantially all of the assets of Spalding are encumbered by liens securing the Company's senior credit facilities. The Company's corporate headquarters located in Tampa Florida was shut down effective September 30, 1998. In addition, on August 20, 1998, the Company sold a controlling interest in Evenflo, which has been omitted from the above listing.

ITEM 3: LEGAL PROCEEDINGS

    In February 1998, Callaway Golf Company and Callaway Golf Ball Company, Inc. sued the Company for false advertising and trademark infringement arising from the introduction of the Company's System C golf ball which was designed to maximize performance when used with the Callaway Great Big Bertha(R) Driver. The case is in pre-trial discovery with a trial scheduled for October 1999. The Company believes any decision against it would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    Due to the nature of Evenflo's products, Evenflo has been engaged in the defense of product liability claims related to its products, particularly with respect to juvenile car seats and play yards. Such claims have caused the Company to incur material litigation and insurance expenses. Since 1988, approximately 293 product liability claims have been brought against Evenflo, 201 of which related to juvenile car seats. Evenflo had a reserve for product liability claims at September 30, 1997 of $8.9 million and at the date of the Reorganization, August 20, 1998, of $10.1 million. As of August 20, 1998, Evenflo is solely responsible for its product liability exposure.

    Spalding's reserve for sporting good product liability claims at December 31, 1998 was $0.6 million.

    In addition to the defense of product liability claims, Evenflo has recalled certain of its products, in response to consumer complaints and following internal company testing. Product recalls have been primarily in the juvenile car seat and play yard categories. Remedial measures have included increasing notices to consumers on the product itself and design revisions. See "Evenflo -- Product Regulation." As part of the Reorganization, the Company retained the liability for recalls of all Evenflo products manufactured prior to August 20, 1998. See "Certain Relationships and Related Transactions." Within the last eighteen months, Evenflo has executed two product recalls and five corrective actions. Over their life, these claims have resulted in $9.6 million in liabilities of which $0.3 million was incurred during the period August 21, 1998 to December 31, 1998. At December 31, 1998, the Company has accrued $1.5 million related to its Evenflo indemnification agreement. During the Transition Period, the Company purchased insurance to protect against a catastrophic liability.

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

    No matters were submitted to a vote of the Company's security holders (through the solicitation of proxies or otherwise) during the Transition Period ended December 31, 1998.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is not registered under the Securities Exchange Act of 1934, as amended, and no trading market exists for such common stock. As of March 19, 1999, there were 86 holders of the Company's common stock.

    The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Spalding Sports Worldwide. The payment of dividends by Spalding Sports Worldwide to the Company is subject to certain restrictions under the Company's credit facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board.

ITEM 6: SELECTED FINANCIAL DATA

    The following table sets forth certain selected historical consolidated financial data of the Company. The historical consolidated financial statements of the Company for the Transition Period and the five fiscal years ended September 30, 1998 have been audited. The historical consolidated financial data for the Transition Period and three fiscal years ended September 30, 1998 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results of Evenflo Company, Inc. are included for the entire year in all years below except for 1998, in which the Company sold a controlling interest in Evenflo on August 20, 1998.

                                        OCTOBER 1,
                                           1998
                                         THROUGH                              YEARS ENDED SEPTEMBER 30,
                                       DECEMBER 31,   ---------------------------------------------------------------------
                                         1998 (4)        1998           1997           1996           1995           1994
                                       ------------   -------------  -------------  -------------  -------------  ---------
(DOLLARS IN THOUSANDS)

OPERATING STATEMENT DATA
Spalding net sales(3) .............     $  56,774        536,901        553,436        471,338        441,777        434,341
Evenflo net sales .................             0        290,791        296,743        237,165        210,039        171,533
                  --                    ---------        -------        -------        -------        -------        -------

Total net sales ...................        56,774        827,692        850,179        708,503        651,816        605,874
Cost of sales (3) .................        77,420        554,496        560,171        446,157        400,234        362,476
                  --                    ---------        -------        -------        -------        -------        -------

Gross profit ......................       (20,646)       273,196        290,008        262,346        251,582        243,398
Selling, general and administrative
  expenses (3) ....................        61,354        297,800        258,089        222,044        203,396        209,297

Royalty income, net ...............        (2,039)       (13,509)       (14,109)       (14,339)       (13,514)       (12,789)
Restructuring costs(1) ............         2,969         21,563         12,001              0              0              0
1994 Management Stock Ownership
  Plan expense ....................             0              0              0         20,828          1,130              0
Recapitalization costs ............             0              0              0          7,700              0              0
Litigation settlement expense .....             0              0              0              0          2,400              0
                  --                    ---------        -------        -------        -------        -------        -------

Income (loss) from operations .....       (82,930)       (32,658)        34,027         26,113         58,170         46,890
Interest expense, net .............        13,911         78,041         71,326         37,718         38,108         17,073
Currency loss (gain), net .........        (2,595)         2,936          1,236            775            381           (144)
Equity in net (earnings) loss
of Evenflo Company, Inc. ..........         3,768         (1,476)             0              0              0              0
                  --                    ---------        -------        -------        -------        -------        -------

Earnings (loss) before income
  Taxes ...........................       (98,014)      (112,159)       (38,535)       (12,380)        19,681         29,961
Income taxes (benefit) ............       (30,193)       (33,196)        (8,500)         9,300          8,683         11,938
                  --                    ---------        -------        -------        -------        -------        -------

Earnings (loss) before
  Extraordinary loss ..............       (67,821)       (78,963)       (30,035)       (21,680)        10,998         18,023
Extraordinary loss on early
  Extinguishment of debt, net of
  Income tax benefit of $0,
$3,182, $0,  $3,200, $0 and $0 ....             0         (5,909)             0         (5,987)             0              0
                  --                    ---------        -------        -------        -------        -------        -------
Net earnings (loss) ...............     $ (67,821)       (84,872)       (30,035)       (27,667)        10,998         18,023
                                        =========      =========      =========      =========      =========      =========
Ratio of earnings to fixed
  charges(2) ......................          --             --             --             --            1.49x          2.61x
BALANCE SHEET DATA
Working capital (deficiency) ......     $  54,085        129,059        130,076        169,551         88,124       (110,193)
Total assets ......................     $ 479,505        535,964        761,231        690,761        536,261        508,022
Long-term debt (net of current
  portion) ........................     $ 524,519        503,074        609,900        625,800        313,073        129,788
Shareholders' equity
  (deficiency) ....................     $(208,113)      (137,149)      (170,631)      (348,596)       (12,360)       (22,730)
Redeemable Preferred stock ........     $       0              0              0        150,000              0              0

------------------

(1) In fiscal 1997, the Company had $12.0 million of restructuring costs comprised of $9.6 million to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations and $2.4 million to restructure Spalding international operations. In fiscal 1998, the Company had restructuring costs associated with Spalding totaling $20.1 million and with Evenflo totaling $1.4 million. The Spalding costs included: (i) $5.3 million of expenses related to the closure of the Tampa headquarters, (ii) $8.1 million of severance and related expenses at Spalding, (iii) $3.5 million of expense related to the termination of service contracts and other expenses associated with the closing of the Spalding affiliates in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.8 million of write-offs related to accumulated foreign currency translation adjustments and (v) $0.4 million in consolidations of expenses related primarily to lease terminations. The costs related to Evenflo are comprised of expenses related to the integration of Gerry into the Evenflo facilities. In the Transition Period, the Company had $3.0 million of restructuring costs comprised of (i) $2.3 million in severance, (ii) $0.4 million of closing expenses related to the former France, Italy, Spain and German affiliates and (iii) $0.3 million of foreign exchange losses on closed affiliates. See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, extraordinary loss, cumulative effect of accounting changes, and other comprehensive earnings (loss) plus "fixed charges" (except that capitalized interest is excluded). "Fixed charges" consist of interest on all indebtedness, whether expensed or capitalized, amortization of deferred financing costs, and one-third of rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. The deficiency of earnings to "fixed Charges" for the Transition Period and for fiscal 1998, 1997, and 1996 was approximately $98.0 million, $112.2 million, $38.5 million and $12.4 million, respectively.

(3) Certain reclassifications have been made to prior year amounts to conform with current year presentations.

(4) The Company has elected to change its year-end from September 30 to December 31. Unaudited financial information for the period October 1, 1997 through December 31, 1997 is as follows: Net Sales $162,209; gross profit $50,710; income (loss) from operations ($7,461); income tax expense (benefit) ($9,102); and net earnings (loss) $(17,544).


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and related filings with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward looking statements.

    For all periods presented, the amounts included in the MD&A include the effects of "Push-down" accounting that resulted from the separation of the Spalding and Evenflo segments.

PERIOD OF OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998 ("TRANSITION PERIOD") COMPARED TO OCTOBER 1, 1997 THROUGH DECEMBER 31, 1997 ("1997 PERIOD")

KEY EVENTS DURING THE TRANSITION PERIOD. During October 1998 of the Transition Period, Edwin L. Artzt (former Chairman and Chief Executive Officer of Proctor & Gamble Company) was named Chairman of Spalding Holdings Corporation. Mr. Artzt subsequently hired James R. Craigie (former Executive Vice President of Kraft, Inc.) as President and Chief Executive Officer in December 1998. Under this new leadership, the management of the Company has formulated revised brand strategies for its key product lines to reposition the businesses to improve earnings and cash flow and grow market share.

This new strategy will include repositioning the Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R) brands to make the Company a premier competitor in the sporting goods industry. It will also include the hiring of key personnel in the marketing department, a review of the Company's distribution and manufacturing infrastructure and a 9-month implementation of the SAP integrated computer software. The new software will support the Company's efforts to incorporate industry best practices and increase efficiencies.

To implement the new brand strategy, the Company made the strategic decision to clear the market of certain products by (i) incurring the cost of repositioning Top-Flite golf clubs to reflect pricing pressures and continued softness in the club market (including price adjustments and acceptance of higher than normal returns rates), (ii) eliminating discontinued golf and sporting goods products through close-out sales, write-downs and write-offs and (iii) reducing SKU's in all product categories. As a result of these actions during the Transition Period, the Company incurred price adjustments of $10.6 million, made inventory write-downs or write-offs totaling $20.6 million and accepted returns of $11.2 million. Restructuring costs of $3.0 million during the Transition Period are comprised primarily of closing expenses for international affiliates in central Europe and severance expense. In addition, the Company sold closed-out merchandise of $22.2 million (at negative margins).

To achieve these objectives, golf balls have been separately positioned and re-launched under the Strata(TM) and Top-Flite XL 2000(TM) brands. New golf ball products were introduced under the Strata and Top-Flite XL 2000 brands that focus on key attributes that a golfer may want to improve in their game. The new products include Strata(R) Tour Professional(TM), Strata(R) ML(TM) Balata, Strata(R) Distance, Top-Flite XL 2000 Exceptional Spin, Top-Flite XL 2000 Super Titanium, Top-Flite XL 2000 Extra Long, and Top-Flite XL 2000 Magna Extra Control. The Strata family of products will continue to be manufactured under the Company's patented three-piece technology. Top-Flite XL 2000 products provide golfers the ability to increase distance, accuracy, or control. All of the new Top-Flite XL 2000 products are manufactured with tungsten in the core for softness and feel and titanium in the cover for enhanced distance. Traditional Top-Flite XL products, already considered by the Company to be the largest selling family of golf balls, will continue to be sold in key channels of distribution.

The Company's golf club brands have been aligned under the Ben Hogan (R), Top-Flite (R) and Spalding (R) trademarks to more clearly define their target audiences. All of the golf club brands will continue to be marketed by the Company. Etonic golf as well as basketball and the other sporting goods products have also undergone a similar SKU rationalization and brand repositioning which will emphasize quality and image versus price.

NET SALES. Net sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased to $56.8 million during the Transition Period from $162.2 million in the 1997 Period, a decrease of $105.4 million. The decrease of $105.4 million is primarily attributable to the sales of Evenflo totaling $69.7 million in the 1997 Period that did not recur in the Transition Period because Evenflo was sold in August of 1998, price adjustments of $10.6 million (primarily golf products), accepted returns totaling $11.2 million, decline in sales revenues of $6.3 million in international markets (particularly in Mexico, Italy, France, Germany, Spain and Japan) and less aggressive sales programs while the brands were being repositioned. While the fourth calendar quarter is seasonally the slowest quarter, as a result of pursuing the brand repositioning, the Company's revenues of declined to $56.8 million.

Golf sales decreased to $29.7 million for the Transition Period from $69.2 million for the 1997 Period, a decrease of $39.5 million or 57.1%. Core line full margin product sales amounted to $36.2 million while sales of golf products being rationalized as part of the new brand strategy totaled $14.0 million and were sold at a margin loss. The decrease of $39.5 million is primarily attributable to adjustments to customer inventory for changes in golf club and other golf product pricing totaled $10.1 million and returns of $10.4 million suppressed the net sales of golf products to an even greater extent. The remaining difference is attributable to less aggressive sales programs during the Transition Period resulting from the repositioning of the brands. In addition, as the golf ball line was being overhauled for a January 1999 introduction, sales programs were not as aggressive as in previous years.

Sporting goods sales were $22.7 million for the Transition Period in comparison to $19.6 million for the 1997 Period, an increase of $3.1 million or 15.8%. Despite the league lockout for the National Basketball Association ("NBA") U.S. basketball sales increased 28.4% primarily the result of sales of discontinued items.

International sales decreased $6.3 million to $15.1 million during the Transition Period in comparison to the 1997 Period. The decrease is primarily attributable to the closing of the Mexico, Spain, Italy, France and Germany operations that occurred during fiscal 1998 as part of the restructuring activities. These operations were closed during fiscal 1998 and the sales responsibilities transitioned to third party distributors. The Japan operation was downsized significantly and the sales responsibility was transitioned to third party distributors. These six closed operations accounted for $4.7 million of the decrease. Weak economic conditions in Pacific Rim markets made up the remainder of the shortfall.

GROSS PROFIT. Gross profit is net sales less cost of sales which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to a negative ($20.6) million during the Transition Period from $50.7 million for the 1997 Period or a difference of $71.3 million. The sale of Evenflo represents $11.6 million of the decline. The remainder is comprised of $7.6 million of lost margin on product discontinued as part of the brand rationalization, $5.2 million in higher sales returns, $10.6 million in adjustments to customer inventory for changes in golf club prices, and $20.6 million in inventory writedowns or write-offs related to products discontinued as part of the new brand strategies. Additionally, lower sales in the Transition Period accounted for the remainder of the difference.

U.S. golf and sporting goods products represented 95% of the margin variance. International gross profit was lower than the comparable period in 1997 as a result of actions similar to those undertaken in the U.S. However, the volume of product that was necessary to be discontinued in international markets was a much smaller percentage of the total inventory on hand.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising, promotion expenses, bad debts, travel, distribution, customer service, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs and professional fees. The Company's SG&A expenses decreased to $61.4 million for the Transition Period from $61.8 million for the 1997 Period, a decrease of $0.4 million or 0.6%. Evenflo represented $15.2 million of the 1997 Period amount and zero of the Transition Period total as Evenflo was sold in August 1998. Giving effect to the Evenflo sale, Spalding's SG&A increased by $14.8 million. The increase is primarily attributable to higher advertising and general and administrative expenses in the U.S. Advertising increased by $3.8 million due to
(i) pro golf tour expenses totaling $2.1 million, (ii) expenses related to the NBA contract totaling $1.2 million and (iii) other advertising expenses totaling $0.4 million. The general and administrative increases relate to (i) professional and consulting services related expenses totaling $2.0 million,
(ii) insurance and accruals related to Evenflo product recall claims totaling $2.8 million, (iii) $1.3 million in expenses related to the sale of Evenflo (primarily legal and professional services related) and (iv) $1.4 million of selling expenses related to changing from a commission based salesforce to a salaried salesforce.

    ROYALTY INCOME. Royalty income is primarily from licensing Spalding's worldwide trademarks. Royalty income decreased to $2.0 million during the Transition Period versus $4.0 million of earned royalties during the 1997 Period. The decrease of $2.0 million is attributable to the following: (i) $1.3 million of the decline is attributable to the sale of Evenflo, (ii) $0.2 million lower clothing royalties in the U.S. as a result of a reorganization of the product category and (iii) $0.5 million primarily resulting from the discontinuance of licensees that no longer matched the brand strategies.

    RESTRUCTURING COSTS. In the Transition Period, the Company had $3.0 million of restructuring costs comprised primarily of (i) severance and related expenses totaling $2.3 million and (ii) expenses related to closing the international operations in France, Spain, Italy and Germany totaling $0.4 million and foreign exchange losses totaling $0.3 million.

     INTEREST EXPENSE. Interest expense decreased $4.3 million to $13.9 million in the Transition Period from $18.2 million for 1997 Period. The decrease is principally due to the sale of Evenflo and the repayment of the $278.8 million of debt on August 20, 1998. The Company's weighted average outstanding balances for the Transition Period of $518.7 million compared to $673.2 million under the Company's borrowing arrangements the 1997 Period. The decrease in the Company's weighted average outstanding balances for Transition Period were partially offset by higher interest rates agreed to in an amendment to the Company's senior credit facility. The Company's average U.S. borrowing rate increased to 10.2% from 9.9% in the 1997 Period.

    CURRENCY GAIN (LOSS). For the Transition Period, the Company's currency gain of $2.6 million was $3.5 million higher than the currency loss for the 1997 Period. See "Liquidity and Capital Resources."

    INCOME TAXES. In the Transition Period, the Company recorded a $30.2 million tax benefit, which represents an effective income tax rate of 31% in relation to its loss before income taxes. The inability to utilize the tax benefit of the losses from non-U.S. operations, coupled with payments of certain non-U.S. withholding taxes, resulted in a lower than statutory effective tax rate.

    NET LOSS. The Company recorded a net loss of $67.8 million for the Transition Period compared to a $17.5 million net loss for the 1997 Period or a variance of $50.3 million. The primary variances included in the decreases to earnings were: (i) $5.2 million loss on higher than normal sales returns that were a result of the lower sales due to a change in the Company's branding strategies and market pressures in golf club, (ii) $20.6 million in inventory writedowns and write-offs related to products discontinued as part of the new brand strategies and (iii) $10.6 million for a one time price adjustment to customers field inventories of golf clubs to reflect market pricing pressures. In addition, the Company did not aggressively execute its previous marketing strategy during the period it was developing its new brand strategy.

    RESTRUCTURING AND UNUSUAL COSTS. The Company's Transition Period net loss of $67.8 million includes $3.0 million of restructuring costs and $37.8 million of unusual expenses. The $3.0 million of restructuring expenses are related primarily to (i) $2.3 million in severance, (ii) $0.4 million of closing expenses related to the former France, Italy, Spain and German operations and
(iii) $0.3 million of foreign exchange losses on closed operations. Unusual costs totaled $37.8 million and were comprised of (i) $20.6 million of inventory writedowns and write-offs related to the change in brand strategy, (ii) $10.6 million of price adjustments for customer owned inventory, (iii) $5.2 million in losses related to increased returns that resulted from the change in product positioning and pricing, (iv)$1.1 million of computer software and consulting services related to implementation of the SAP integrated computer system and (v) $0.3 million of other transitional costs related to the certain international operations being closed.


YEAR ENDED SEPTEMBER 30, 1998 ("FISCAL 1998") COMPARED TO YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997")

    NET SALES. Net sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased to $827.7 million in fiscal 1998 from $850.2 million in fiscal 1997, a decrease of $22.5 million or 2.6%.

    Spalding's net sales decreased to $536.9 million for fiscal 1998 from $553.4 million for fiscal 1997, a decrease of $16.5 million or 3.0%. International affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy underwent restructuring activities (see "Restructuring Costs") and accounted for $20.9 million of the net sales reduction. Sales in these countries are now being handled through independent distributors. Additional declines in Australia and Southeast Asia are attributable to weaker currencies compared to the U.S. dollar, the elimination of certain unprofitable product lines in Australia, and economic conditions in Southeast Asia. These net sales declines were partially offset by record sales in Canada. Total international net sales declined $25.3 million in fiscal 1998.

    Net sales in the U.S. operations increased by $8.8 million due to an increase in sales of U.S. golf products compared to fiscal 1997 of $27.1 million, or 9.5%. The growth in U.S. sales of golf products was led by a strong demand for Spalding(R) branded golf clubs, such as the Spalding Executive(R) model, which achieved sales increases of 32.2% compared to fiscal 1997, as well as a 48% increase in premium golf ball products, such as Strata(R), to the on and off course channels. Mark O'Meara's two wins in 1998, the Masters and the British Open, and his being named Golfer of the Year, contributed to the ongoing Strata success. The market for premium golf clubs is currently saturated with inventory as manufacturers, including Spalding, built product in anticipation of demand that did not materialize. As a result, the aggregate net sales of premium grade Top-Flite(R) Tour irons and Intimidator(TM) metal woods were flat compared to fiscal 1997 levels. Net sales of Etonic golf shoes and golf accessories grew by 9.6% to $57.9 million on the continuing success of The Difference(R) spikeless golf shoe, now the number one selling model in the off-course channel of distribution, as well as improved sales of golf gloves and golf bags. Increases in golf products were partially offset by declines in sporting goods and athletic shoes totaling $29.3 million, or 18.6%, when compared to fiscal 1997 net sales. The declines in sales of sporting goods were primarily attributable to declines in sales of basketballs, athletic shoes and product lines that are being discontinued.

    Net sales for Evenflo that are included in the consolidation were $290.8 million for the ten and one-half month period ended August 20, 1998, a decrease of $5.9 million, or 2%, from the fiscal 1997 twelve month period amount of $296.7 million. Subsequent to August 20, 1998, Evenflo's results of operations are being accounted for under the equity method of accounting. The net sales decrease was due to (i) the difference in the length of the periods (10 1/2 months for fiscal 1998 versus 12 months for fiscal 1997) that Evenflo's operations were consolidated into the Company's financial statements (ii) discontinue certain Gerry products that did not fit with Evenflo's product line strategies and (iii) the withdrawal of certain Gerry products from the market place in order to re-engineer such products to meet Evenflo's standards. Net sales were also negatively impacted by (a) an increased level of returns of breast pumps, monitors and strollers, (b) lower net sales of play yards, due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the Play Crib, Evenflo's newest entrant in the play yard category, which began to be shipped to retailers in February 1998, and (c) the effects of certain product safety campaigns. Evenflo's fiscal 1998 international net sales were down $6.0 million compared to the fiscal 1997 levels due primarily to the 10 1/2 month period versus the full 12 month fiscal year.

    GROSS PROFIT. Gross profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $273.2 million in fiscal 1998 from $290.0 million for fiscal 1997, a decrease of $16.8 million or 5.8%. Gross profit as a percentage of net sales declined to 33.0% in fiscal 1998 from 34.1% in fiscal 1997. Spalding's gross profit decreased to $217.0 million in fiscal 1998 from $229.2 million in fiscal 1997, a decrease of $12.2 million or 5.3%. Evenflo's gross profit decreased to $56.2 million in fiscal 1998 (ten and one-half months) from $60.8 million in fiscal 1997 (twelve months), a decrease of $4.6 million or 7.6% and is primarily attributable to the sale of 57.6% of the Company's investment in Evenflo on August 20, 1998 and the accounting for Evenflo's results of operations subsequent to August 20, 1998 under the equity method of accounting.

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

    Evenflo's gross profit dollars that are included in the consolidation are $56.2 million for the ten and one-half month period ended August 20, 1998, a decrease of $4.6 million from the fiscal 1997 twelve month period amount of $60.8 million, or a 7.6% decline. Evenflo's gross margins decreased to 19.3% of net sales in fiscal 1998 from 20.5% of net sales in fiscal 1997 principally due to (i) the addition of lower margin products such as gates, booster car seats, bath products, monitors and toilet trainers acquired in the Gerry Acquisition,
(ii) the higher costs associated with the process of integrating Gerry's operations with those of Evenflo, (iii) an increased level of returns of breast pumps, monitors and strollers, (iv) an increase in distribution costs, (v) a less favorable international sales mix due to the strength of the U.S. dollar versus certain international currencies and (vi) a less favorable margin in international markets due to increased costs without a compensating increase in selling price. The dollar decline is principally due to the difference in the length of the periods (10 1/2 months for fiscal 1998 versus 12 months for fiscal
1997).

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs and professional fees. The Company's SG&A expenses increased to $297.8 million for fiscal 1998 from $258.1 million for fiscal 1997, an increase of $39.7 million or 15.4%.

    Spalding's SG&A expenses increased $32.3 million during fiscal 1998 as compared with fiscal 1997. As a percentage of net sales, SG&A expenses increased to 39.9% for fiscal 1998 from 35.7% for fiscal 1997. The increase in fiscal 1998 is principally due to (i) $9.6 million in higher domestic advertising, promotion, royalties and endorsement costs (including the NBA contractual increases), (ii) $5.7 million in a write-off of funds advanced to a freight bill processor, (iii) $3.5 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.9 million in higher U.S. selling expenses principally for salaries and related benefits, (v) $2.0 million increase in legal expenses to protect the Company's intellectual property, (vi) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer (vii) $1.0 increase of costs to secure orders and distribute product and (viii) $0.4 million in recovery from the settlement of a 1996 Etonic computer software dispute that occurred in fiscal 1997 and did not repeat itself in fiscal.

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

    NET LOSS. The Company recorded a net loss of $84.9 million for fiscal 1998 compared to a $30.0 million net loss for fiscal 1997. The primary variances included in the decreases to earnings were: (i) $16.8 million decrease in gross profit of which $4.3 million relates to unusual costs (see Restructuring and Unusual Costs) and the remainder relates to volume, mix and close-out activity
(ii) $6.7 million relates to increased interest on higher debt levels, (iii) $8.2 million in higher domestic advertising, promotion, and endorsement costs,
(iv) $5.7 million in a write-off of funds advanced to freight bill processor,
(v) $3.5 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (vi) $2.9 million in higher U.S. selling expenses, (vii) $2.0 million increase in legal expenses (viii) $0.4 million in recovery from settlement of 1996 Etonic computer software dispute that occurred in fiscal 1997 and did not repeat itself in fiscal 1998, (ix) $4.0 million in expenses related to the Reorganization transaction, (x) $5.9 million in extraordinary losses related to the write-off of deferred financing expense on the early extinguishment of debt, (xi) $0.6 million of lower royalty income, (xii) $9.6 million increase in restructuring costs and (xiii) $1.7 million in higher currency losses, (xiv) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, (xv) $6.7 increase in customer service, distribution and freight costs, offset by (i) $3.2 million aggregate decrease of spending in affiliate operations that were transitioned to independent distributors (ii) the Company's equity in net earnings of Evenflo (August 21, 1998 through September 30, 1998) totaling $1.5 million and (iii) income tax benefit of $24.7 million.

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

    YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

    NET SALES. Net sales are gross sales net of returns, allowances and trade discounts. The Company's net sales increased to $850.2 million in fiscal 1997 from $708.5 million for fiscal 1996, an increase of $141.7 million or 20.0%.

    Spalding's net sales increased to $553.4 million for fiscal 1997 from $471.3 million for fiscal 1996, an increase of $82.1 million or 17.4%. Etonic, which was acquired in July 1996, contributed $57.4 million of the Spalding fiscal 1997 net sales increase. Results for fiscal 1997 include a full year of Etonic net sales while fiscal 1996 includes three months. On a pro forma basis, Etonic net sales increased 25.0% in fiscal 1997 over fiscal 1996. The Etonic growth is driven by innovative new product introductions of The Difference(R) and Dri-Lite(R) Softspikes(TM) golf shoes. U.S. Golf ball net sales were up 6% overall from fiscal 1996 led by a 48% increase in Top-Flite(R) Strata Tour(TM), Top-Flite(R) Strata Advance(TM) and Top-Flite(R) Aero(R) net sales to the premium on and off course channels, a 20% increase in custom balls, and a 17% increase in range balls; partially offset by decreases in net sales to off course channels where numerous retailers changed inventory management practices and reduced inventory levels. Golf club net sales accelerated in fiscal 1997, up 35% from continued strong demand for Spalding clubs, Top-Flite Tour(R) irons with titanium inserts and Muscle(TM) shafts, and Intimidator(TM) drivers. Basketball net sales were down 3.0% in fiscal 1997 principally due to the success of Space Jam(TM) basketball promotions in fiscal 1996. International net sales at Spalding declined 3.6% or $5.7 million in fiscal 1997 compared to fiscal 1996. The decrease resulted from lower net sales of golf products in Japan and Europe, and lower net sales in Australia from the discontinuation of the NBA clothing line by the Company's Australian subsidiary; the decrease is partially offset by increases of golf product net sales in Mexico, Southeast Asia, and Canada. Weaker currencies compared to the U.S. dollar negatively impacted fiscal 1997 net sales approximately $5.8 million compared to fiscal 1996. Management anticipates Japan fiscal 1998 net sales to be below fiscal 1997 net sales due to weak Japanese economic conditions, competitive conditions, and restructuring programs (see "Restructuring Costs").

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

    GROSS PROFIT. Gross profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit increased to $290.0 million in fiscal 1997 from $262.3 million for fiscal 1996, an increase of $27.7 million or 10.6%. Gross margin declined to 34.1% in fiscal 1997 from 37.0% in fiscal 1996. Spalding's gross profit increased to $230.8 million in fiscal 1997 from $203.9 million in fiscal 1996, an increase of $26.9 million or 13.2%. Evenflo's gross profit increased to $60.8 million in fiscal 1997 from $58.4 million in fiscal 1996, an increase of $2.4 million or 4.1%.

    Spalding's gross margin declined to 41.7% in fiscal 1997 from 43.3% in fiscal 1996 principally due to (i) increased sales of products with lower margins such as golf clubs, golf bags, and golf shoes (as compared to golf balls), (ii) lower international net sales, (iii) $1.6 million in inventory write-downs resulting from a decision to discontinue the sale of certain products by certain international affiliates, (iv) increased manufacturing cycle time for multi-layer golf balls Strata, and (v) higher wages, utility, shipping and freight costs.

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

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaign costs, and professional fees. The Company's SG&A expenses increased to $258.1 million for fiscal 1997 from $222.0 million for fiscal 1996, an increase of $36.1 million or 16.3%. As a percentage of net sales, SG&A expenses decreased to 30.4% for fiscal 1997 from 31.3% for fiscal 1996.

    Spalding's SG&A expenses increased $31.5 million during fiscal 1997 as compared with fiscal 1996. As a percentage of net sales, SG&A expenses increased to 35.7% for fiscal 1997 from 34.2% for fiscal 1996. The increase in fiscal 1997 is principally due to (i) $9.0 million from the inclusion of Etonic for the full 1997 fiscal year compared to three months in fiscal 1996 (excluding advertising, promotion and endorsement costs), (ii) $23.0 million in higher advertising, promotion, and endorsement costs, (iii) $0.8 million of unusual costs associated with obtaining the Etonic Canadian distribution rights, (iv) $3.5 million in higher distribution expenses and

(v) $2.0 million in higher research and development costs; the increase is partially offset by (i) $5.2 million in fiscal 1996 expenses related to the completion of the Etonic acquisition which did not recur in fiscal 1997, (ii) $0.4 million in recovery from settlement of a 1996 Etonic computer software dispute, and (iii) $1.2 million in lower bad debts and other costs.

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

    The corporate office had $4.8 million lower general, administrative and unusual costs from (i) $3.9 million in unusual fiscal 1996 transaction costs which did not recur in fiscal 1997, (ii) $1.1 million in lower compensation, net of recruiting expenses, (iii) $0.4 million Etonic acquisition costs and (iv) $0.6 million in lower other costs; partially offset by (i) $1.0 million in acquisition costs related to Gerry and other potential acquisition candidates and (ii) $0.2 million in costs related to new equity investments in the Company.

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

    NET LOSS. The Company recorded a net loss of $30.0 million for fiscal 1997 compared to a $27.7 million net loss for fiscal 1996. The primary variances were increases to earnings of (i) a $27.7 million increase in gross profit as a result of having a full year of Etonic net sales and five months of Gerry net sales, (ii) $20.8 million of 1996 expenses related to the 1994 Management Stock

Ownership Plan, (iii) a $17.8 million increase in income tax benefits, (iv) $7.7 million of 1996 recapitalization costs, (v) $6.0 million of 1996 extraordinary loss on early extinguishment of debt, and offsetting decreases to earnings of
(i) a $33.6 million increase in interest expense from higher debt levels due to the Recapitalization, (ii) a $36.1 million increase in SG&A expenses principally from higher advertising, promotion and endorsement expenses, (iii) $12.0 million of 1997 restructuring costs, and (iv) a net increase of $0.6 million from a higher currency loss and lower royalty income.

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

LIQUIDITY AND CAPITAL RESOURCES

    HISTORICAL. Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. For fiscal 1998, quarterly net sales as a percentage of total sales were approximately 20%, 29%, 30%, and 21%, respectively, for the first through the fourth quarters of the fiscal year. In addition, for fiscal 1998 quarterly income (loss) from operations as a percentage of total (loss) from operations was approximately (23)%, 3%, (23)% and (57)%, respectively for the first through the fourth quarters of the fiscal year. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. Based on a calendar year, the Company's need for cash historically has been greater in its first and fourth quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and inventories.

    In the Transition Period, the Company's operating activities used $20.3 million of net cash, compared to usage of $33.3 million in the 1997 Period. The decrease is primarily attributable to the sale of Evenflo offset by net loss totaling $67.8 million. Other factors affecting cash flow were changes in working capital due to (i) a $24.5 million decline in receivables on lower sales and strong cash collections; (ii) lower inventory resulting from close out of merchandise costing $26.7 million at negative margins partially offset by inventory build of the new golf products and (iii) funding of the reserves established during fiscal 1998 for restructuring and unusual items totaling $4.1 million. The Transition Period cash flows include $3.0 million of restructuring costs that are related primarily to severance costs and related expenses.

    In fiscal 1998, operating activities used $96.2 million of net cash, compared to usage of $31.5 million in fiscal 1997. In fiscal 1996, the Company's operating activities generated $32.0 million of cash flow. The 1998 decrease is principally attributable to a $54.9 million increase in net loss. Other factors affecting cash flow were changes in working capital due to: (i) a decline in receivables on lower fourth quarter sales, (ii) higher golf inventory resulting from slower sales in the golf club market as well as the purchase of the assets of Hogan and (iii) lower payables (primarily associated with lower bankers acceptances). The 1998 cash flows include $25.2 million of unusual one-time costs. Unusual and restructuring costs in the fourth quarter for fiscal 1998 totaled $26.4 million principally consisting of: (a) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer, (b) $5.3 to close the corporate office in Tampa, (c) $4.0 of expenses related to the Reorganization transaction and (d) $2.8 write off related to accumulated foreign currency translation adjustments.

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

    Capital expenditures for the Transition Period were $3.5 million compared with $6.5 million during the 1997 Period. Capital expenditures were used primarily for golf ball plant expansion. Capital expenditures for calendar 1999 are estimated to be $12.1 million and will be primarily used to upgrade the Company's computer systems and maintenance of factory equipment. Capital expenditures for fiscal 1998 were $26.6 million compared with $35.1 million in fiscal 1997 and $19.5 million in 1996. Capital expenditures were used primarily for new product introductions and new distribution facilities.

    On November 26, 1997, the Company acquired certain assets and assumed certain liabilities of Ben Hogan Co. for a purchase price of $14.6 million, consisting of $10.0 million in Company common stock (2 million shares), $3.0 million in a 10 1/2% note due November 25, 2000, and $1.6 million in cash. Hogan manufactures and/or markets golf clubs, golf balls and golf accessories under the Hogan brand name.

    On April 21, 1997, Evenflo acquired the net assets of Gerry for a purchase price of $68.7 million.

    The Company's principal sources of liquidity will come from cash flow generated from operations, borrowings under the Company's $250 million revolving credit facility and by non-U.S. subsidiaries (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At December 31, 1998, the Company had an available borrowing capacity of $57.5 million (net of $48.8 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in calendar 1999.

    EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following table sets forth certain information regarding the Company's EBITDA (excluding earnings from equity investment in Evenflo) and other net cash flow items for the Transition Period (dollars in thousands):

                                                 OTHER ITEMS
                            HISTORICAL      AFFECTING HISTORICAL       ADJUSTED
                              EBITDA               EBITDA               EBITDA
                              ------               ------               ------
          Consolidated       $(80,834)             40,837              (39,997)

    SPALDING. Spalding's historical EBITDA for the Transition period includes $3.0 million of restructuring and $37.8 million of unusual costs. The restructuring costs are comprised primarily of $2.3 million of severance and related expenses and expenses related to closing of operations in France, Germany, Italy and Spain totaling $0.4 million and $0.3 million of currency losses. The unusual costs are expenses related to the development and implementation of the revised brand strategies and are comprised of the following: (i) $20.6 million of expenses related to the write-off or write-down of product that no longer fits the brand strategies, (ii) $5.2 million of losses associated with product returns as a result of the change in strategy, (iii) $1.1 million of computer software and consulting services related to the implementation of the SAP integrated computer system, (iv) $10.6 million of price adjustments, primarily golf club related, related to continued softness of the club market and the repositioning of Top-Flite clubs and (v) $0.3 million of expenses related to the closing of international operations.

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

    The Stock Purchase and Option Plan for key employees of Evenflo & Spalding

Holdings Corporation and Subsidiaries ("1996 Employee Stock Ownership Plan") provides for the issuance of up to an aggregate of 9,800,000 shares of Common Stock, which may be sold or granted as options to Key Employees of the Company. As of December 31, 1998 there were 4,180,007 aggregate unissued shares and options and 1,955,238 options were exercisable. No shares were sold during the Transition Period. In fiscal 1998 the Company sold 278,885 shares for proceeds of $1.4 million and granted 295,559 common share options at $5.00 per share. In fiscal 1997 the Company sold 2,020,238 shares for proceeds of $10.1 million and granted 6,431,146 common share options at $5.00 per share.

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

    On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo into two stand-alone companies. The Company initiated the Reorganization by contributing the Spalding Sports Worldwide investments in the common stock of the Company's Evenflo subsidiaries to Evenflo Company, Inc. and simultaneously received cumulative preferred stock of Evenflo Company, Inc. (the "Evenflo Preferred Stock") with an aggregate liquidation preference of $40.0 million and a cumulative dividend rate of 14%. As a result of these transactions, Evenflo Company, Inc. became the parent company of the other subsidiaries and divisions of subsidiaries included in the Evenflo segment of the Company. The realignment of the Company's two businesses was accounted for as a reorganization of these companies under common control in a manner similar to a pooling of interests.

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

    CURRENCY HEDGING. In the Transition Period and in fiscal 1998, approximately 20.4% and 17.1%, respectively, of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to one year- transaction exposures from U.S. dollar purchases made by its non-U.S. operations. As of December 31, 1998, outstanding forward exchange contracts totaled $8.2 million.

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

    The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed. Of those software systems requiring remediation or replacement, approximately 75% of all material systems have already been remediated or replaced by Year 2000 compliant software. The Company anticipates that approximately 90% of all material systems were remediated or replaced by December 31, 1998, and that all remaining material systems will be remediated or replaced by June 30, 1999. In addition, all computer hardware in the Company's home offices, manufacturing center and distribution center that was not Year 2000 compliant has been remediated or scheduled to be remediated or replaced by the end of June 30, 1999; and hardware and software unique to the Company's offices located outside the United States are scheduled to be evaluated and remediated or replaced by June 30, 1999.

    The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's manufacturing center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation was completed in December 1998, and remediation or replacement of manufacturing center equipment found not be Year 2000 compliant is scheduled to be completed by the end of the first quarter of fiscal 1999.

    The costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant have been anticipated as part of the Company's planned information systems spending. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $1.3 million of which approximately $0.6 million has been or will be expensed as incurred, and $0.7 million has been or will be capitalized. Of these amounts $0.15 million was expensed and $0 was capitalized in fiscal 1997, and $0.6 million was expensed and $0.7 million was capitalized through December 31, 1998. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company intends to develop a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' not becoming Year 2000 compliant on a timely basis.

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

    The Company's Year 2000 compliance project included development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by June 30, 1999.

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

    As of December 31, 1998, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                                  WEIGHTED
                                                 CONTRACT           AVERAGE       UNREALIZED
                                                  AMOUNT         CONTRACT RATE    GAIN (LOSS)
                                                  ------         -------------    -----------
          Foreign Currency Forward
          Contracts:
             Japanese yen..................      $ 1,702           117.5400          $ (19)
            Canadian dollar................        6,534             1.4921            185
                                                 -------                             -----
          Total............................      $ 8,236                             $ 166
                                                 =======                             =====

DISCLOSURE ABOUT INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes G to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
             Independent Auditors' Report...........................      30
             Statements of Consolidated Earnings (Loss) for the
             period October 1, 1998 through December 31, 1998 and for
             the fiscal years ended September 30, 1998, 1997, and 1996    31
             Consolidated Balance Sheets as of December 31, 1998 and
             September 30, 1998 .....................................     32
             Statements of Consolidated Cash Flows for the period
             October 1, 1998 through December 31, 1998 and for  the
             fiscal years ended September 30, 1998, 1997, and 1996...     33
             Statements of Consolidated Shareholders' Equity
             (Deficiency) for the period October 1, 1998 through
             December 31, 1998 and for the fiscal  years ended
             September 30, 1998, 1997, and 1996.....................      35
             Notes to Consolidated Financial Statements.............      36

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation

We have audited the accompanying consolidated balance sheets of Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1998 and September 30, 1998, and the related statements of consolidated earnings
(loss), cash flows and shareholders' equity (deficiency) for the period October 1, 1998 through December 31, 1998 and for each of the three fiscal years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and September 30, 1998, and the results of its operations and its cash flows for the period October 1, 1998 through December 31, 1998 and for each of the three fiscal years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
March 19, 1999

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                   STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
          FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31. 1998 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 OCTOBER 1
                                                                  THROUGH             YEARS ENDED SEPTEMBER 30
                                                                DECEMBER 31,   ------------------------------------
                                                                   1998          1998          1997          1996
                                                                 --------      --------      --------      --------
NET SALES ..................................................     $ 56,774       827,692       850,179       708,503

  Cost of sales ............................................       77,420       554,496       560,171       446,157
                                                                 --------       -------       -------       -------

GROSS PROFIT ...............................................      (20,646)      273,196       290,008       262,346

  Selling, general and administrative expenses .............       61,354       297,800       258,089       222.044
  Royalty income, net ......................................       (2,039)      (13,509)      (14,109)      (14,339)
  Restructuring costs ......................................        2,969        21,563        12,001             0
  1994 Management Stock Ownership Plan expense .............            0             0             0        20,828
  Recapitalization costs ...................................            0             0             0         7,700
                                                                 --------       -------       -------       -------

INCOME (LOSS) FROM OPERATIONS ..............................      (82,930)      (32,658)       34,027        26,113

  Interest expense, net ....................................       13,911        78,041        71,326        37,718
  Currency (gain) loss, net ................................       (2,595)        2,936         1,236           775
  Equity in net (earnings) loss of Evenflo Company, Inc. ...        3,768        (1,476)            0             0
                                                                 --------       -------       -------       -------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS .....................................................      (98,014)     (112,159)      (38,535)      (12,380)

  Income taxes (benefit) ...................................      (30,193)      (33,196)       (8,500)        9,300
                                                                 --------       -------       -------       -------

EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS ..................      (67,821)      (78,963)      (30,035)      (21,680)

  Extraordinary loss on early extinguishment of debt, net of income tax benefit of  $0, $3,182, $0 and $3,200,
     respectively ..........................................            0        (5,909)            0        (5,987)
                                                                 --------       -------       -------       -------
NET EARNINGS (LOSS) ........................................     $(67,821)      (84,872)      (30,035)      (27,667)
                                                                 ========       =======       =======       =======


          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          1998           1998
                                                                       ---------      ---------
                           ASSETS
CURRENT ASSETS
Cash .............................................................     $   8,036         10,695
Receivables, less allowance of $3,491 and $10,539,
  respectively ...................................................        86,196        135,524
Inventories ......................................................        94,286        118,826
Deferred income taxes ............................................        11,592         13,309
Other ............................................................         1,098          4,225
                                                                       ---------      ---------
          TOTAL CURRENT ASSETS ...................................       201,208        282,579

Property, plant and equipment, net ...............................        51,660         51,891
Intangible assets, net ...........................................       112,662        113,748
Deferred income taxes ............................................        84,046         51,899
Deferred financing costs .........................................        19,395         20,213
Investment in Evenflo Company, Inc. ..............................        10,340         14,606
Other ............................................................           194          1,028
                                                                       ---------      ---------
          TOTAL ASSETS ...........................................     $ 479,505        535,964
                                                                       =========      --=======

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Non-U.S. bank loans ..............................................     $   6,531          6,744
Accounts payable .................................................        85,198         85,902
Accrued expenses .................................................        55,045         60,432
Income taxes .....................................................           349            442
                                                                       ---------      ---------
          TOTAL CURRENT LIABILITIES ..............................       147,123        153,520

Long-term debt ...................................................       524,519        503,074
Pension ..........................................................         8,360          7,820
Postretirement benefits ..........................................         7,549          7,420
Other ............................................................            67          1,279
                                                                       ---------      ---------
          TOTAL LIABILITIES ......................................       687,618        673,113

COMMITMENTS AND CONTINGENCIES (NOTES K, L, M, N, AND O)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding (liquidation value $100
  million and related Common Stock Warrants) .....................       100,000        100,000
Common stock, $.01 par value, 150,000,000 shares authorized
  96,933,963 issued ..............................................           969            969
Paid-in capital ..................................................       452,434        452,434
Retained earnings (deficit) ......................................      (758,030)      (690,209)
Treasury stock 17,222 shares, at cost ............................           (77)           (77)
Accumulated other comprehensive earnings (loss) -- currency
  translation adjustments ........................................        (3,409)          (266)
                                                                       ---------      ---------

          TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY) ................      (208,113)      (137,149)
                                                                       ---------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
            (DEFICIENCY) .........................................     $ 479,505        535,964
                                                                       =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
            FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
        AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                OCTOBER 1,
                                                                 THROUGH            YEARS ENDED SEPTEMBER 30
                                                                DECEMBER 31,  ------------------------------------
                                                                    1998          1998          1997          1996
                                                                --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .......................................     $(67,821)      (84,872)      (30,035)      (27,667)
Adjustments to reconcile net earnings (loss) to net cash
  provided (used) by operating activities:
  Depreciation ............................................        2,183        20,471        16,884        13,904
  Equity in (earnings) loss of Evenflo Company, Inc. ......        3,768        (1,476)            0             0
  Intangibles amortization ................................        1,086         5,776         4,885         6,423
  Bad debt expense ........................................          880        12,591         4,284         6,527
  Deferred income taxes ...................................      (30,430)      (34,759)       (3,719)        4,550
  Deferred financing cost amortization ....................          818         5,206         4,637         2,266
  1994 Management Stock Ownership Plan expense ............            0             0             0        20,828
  Write-off of fixed assets ...............................        1,591             0             0         3,300
  Extraordinary loss on early extinguishment of debt ......            0         9,091             0         9,187
  Other ...................................................          498         3,722           734           443
Changes in assets and liabilities -- net of effects of the
  sale of Evenflo
  Receivables .............................................       48,448        16,534       (33,739)      (31,320)
  Inventories .............................................       24,540       (23,882)      (28,338)       (4,747)
  Other assets ............................................          834         3,467             0             0
  Current liabilities, excluding bank loans ...............       (6,024)      (27,071)       38,592        30,818
  Other ...................................................         (719)       (1,042)       (5,658)       (2,488)
                                                                --------       -------       -------       -------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES ....................................      (20,348)      (96,244)      (31,473)       32,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................       (3,543)      (26,649)      (35,070)      (19,546)
Payment to purchase net assets of Gerry ...................            0             0       (68,652)            0
Acquisition of non-U.S. trademarks from affiliate .........            0             0             0        (5,135)
Acquisition of Hogan ......................................            0        (1,641)            0             0
Sale of Evenflo and settlement of intercompany balances:
  Sale of 57.6% of Evenflo Common Stock ...................            0        28,800             0             0
  Sale of Evenflo Preferred Stock .........................            0        40,000             0             0
  Repayment of intercompany debt by Evenflo ...............            0       110,000             0             0
  Effect of cash on sale of Evenflo .......................            0        (6,739)            0             0
                                                                --------       -------       -------       -------
          NET CASH FLOWS PROVIDED BY (USED IN) INVESTING
            ACTIVITIES ....................................       (3,543)      143,771      (103,722)      (24,681)
                                                                --------      --------      --------      --------

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
            FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
        AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                OCTOBER 1,
                                                                 THROUGH            YEARS ENDED SEPTEMBER 30
                                                               DECEMBER 31,   ------------------------------------
                                                                    1998          1998          1997          1996
                                                                --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements ........................     $      0             0             0       600,000
Repayment under credit agreement ..........................            0      (228,800)            0             0
Net borrowings under revolving credit loan ................       21,445        94,800         1,600        25,800
Repayments under prior credit agreements ..................            0             0             0      (320,000)
Net borrowings (repayments) of other indebtedness .........         (213)       (4,430)        4,646        (2,414)
Repayment of Etonic notes .................................            0             0             0       (54,043)
Payment of  credit agreement financing costs ..............            0             0             0       (34,231)
Proceeds from issuance of preferred stock and in 1998,
  warrants ................................................            0       100,000             0       150,000
Proceeds from issuance of common stock ....................            0         1,422        59,102       221,000
Repurchase of common stock ................................            0           (77)         (283)     (524,150)
Payments of deferred financing costs ......................            0        (4,915)            0             0
1994 Management Stock Ownership Plan:
  Repurchase of shares outstanding ........................            0             0             0       (28,219)
  Collection of management notes receivable ...............            0             0             0         6,889
Additional capital contribution ...........................            0             0             0         1,219
                                                                --------        ------        ------        ------
          NET CASH FLOWS PROVIDED BY (USED IN) BY FINANCING
            ACTIVITIES ....................................       21,232       (42,000)       65,065        41,851
                                                                --------        ------        ------        ------
          Net increase (decrease) in cash .................       (2,659)        5,527       (70,130)       49,194
          Cash balance, beginning of period ...............       10,695         5,168        75,298        26,104
                                                                --------        ------        ------        ------
          Cash balance, end of period .....................     $  8,036        10,695         5,168        75,298
                                                                ========        ======         =====        ======
SUPPLEMENTAL CASH FLOW DATA:
Interest paid .............................................     $ 17,685        80,667        53,163        35,677
Income taxes paid .........................................           72           170         2,332         3,385
Non-cash exchange of preferred stock for common stock .....            0             0       164,174             0
Non-cash preferred stock dividend .........................            0             0        14,174             0
Issuance of  common stock and  note in Hogan acquisition ..            0        13,025             0             0
Non-cash acquisition of Etonic net assets .................            0             0             0        54,043


          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
        AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                              RETAINED    COMPREHENSIVE COMPREHENSIVE
                              PREFERRED    COMMON     PAID-IN     TREASURY    EARNINGS      EARNINGS      EARNINGS
                                STOCK       STOCK     CAPITAL       STOCK     (DEFICIT)      (LOSS)        (LOSS)         TOTAL
                             ----------    -------   ---------      ------   ----------      -------     ----------      -------
September 30, 1995 .....     $       0         2       53,898           0      (63,065)     (3,195)                      (12,360)
Net earnings (loss)
  from the year ........             0         0            0           0      (27,667)          0        (27,667)       (27,667)
Currency translation
  adjustments ..........             0         0            0           0            0         (43)           (43)           (43)
                                                                                                          -------
Comprehensive Earnings
  (loss) ...............                                                                                  (27,710)
                                                                                                          =======
Issuance of common stock             0         1      220,999           0            0           0                       221,000
Repurchase of common
  stock:
 Cash and initial
  purchase price .......             0        (2)     (52,492)          0     (471,656)          0                      (524,150)
  adjustment
  Realco promissory
  note carrying value ..             0         0            0           0       (8,388)          0                        (8,388)
  Realco common stock
  carrying value .......             0         0            0           0        1,711           0                         1,711
Common stock split .....             0       499         (499)          0            0           0                             0
Additional capital
  contribution .........             0         0        1,219           0            0           0                         1,219
Other ..................             0         0            0           0          316        (234)                           82
                             ---------       ---      -------         ---     --------        ----                      --------
September 30, 1996 .....             0       500      223,125           0     (568,749)     (3,472)                     (348,596)
Net earnings (loss) for
  the year .............             0         0            0           0      (30,035)          0        (30,035)       (30,035)
Currency translation
  adjustments ..........             0         0            0           0            0        (819)          (819)          (819)
                                                                                                          -------
Comprehensive Earnings
  (loss) ...............                                                                                  (30,854)
                                                                                                          =======
Cash proceeds from
  issuance of common
  stock ................             0       118       58,984           0            0           0                        59,102
Exchange of common
  stock for preferred ..             0       329      163,845           0            0           0                       164,174
  stock
Preferred stock dividend             0         0      (14,174)          0            0           0                       (14,174)
Repurchase of common
  stock - final
  purchase price adjustment          0         0            0           0         (283)          0                          (283)
                             ---------       ---      -------         ---     --------        ----                      --------
September 30, 1997 .....             0       947      431,780           0     (599,067)     (4,291)                     (170,631)
Net earnings (loss) for
  the year .............             0         0            0           0      (84,872)          0        (84,872)       (84,872)
Currency translation
  adjustments ..........             0         0            0           0            0       2,405          2,405          2,405
                                                                                                          -------
Comprehensive Earnings
  (loss) ...............                                                                                  (82,467)
                                                                                                          =======
Cash proceeds from issu-
ance of common stock ...             0         2        1,420           0            0           0                         1,422
Stock issued in Hogan
  acquisition ..........             0        20        9,980           0            0           0                        10,000
Repurchase of treasury
  stock ................             0         0            0         (77)           0           0                           (77)
Issuance of preferred
  stock and warrants ...       100,000         0            0           0            0           0                       100,000
Sale price of 57.6% of
  Evenflo in excess of
  related net book value             0         0        9,254           0            0       1,620                        10,874
Deferred tax adjustment
  on acquired trademarks             0         0            0           0       (6,270)          0                        (6,270)
                             ---------       ---      -------         ---     --------        ----                      --------
September 30, 1998 .....     $ 100,000       969      452,434         (77)    (690,209)       (266)                      (137,149)

Net earnings (loss) for
  the Transition  Period             0         0            0           0      (67,821)          0        (67,821)       (67,821)
Currency translation
  adjustments ..........             0         0            0           0            0      (3,143)        (3,143)        (3,143)
                             ---------       ---      -------         ---     --------        ----        -------       --------
Comprehensive Earnings
(loss) .................                                                                                  (70,964)
                                                                                                          ========
December 31, 1998 ......     $ 100,000       969      452,434         (77)    (758,030)     (3,409)                     (208,113)
                             =========       ===      =======         ===     ========      ======                      ========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
        AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ORGANIZATION

    BUSINESS AND REORGANIZATION. Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("SSW"), formerly named Spalding & Evenflo Companies, Inc. The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball balls and gloves, handballs, rackets and balls for tennis and racquetball, and clothing, shoes and equipment for many other sports.

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

    Also on August 20, 1998, KKR 1996 Fund invested $100,000 in the Company to acquire cumulative, variable rate, preferred stock of the Company together with 44,100,000 Warrants to purchase common stock of the Company (see Note J). The Company used the proceeds from the issuance of its preferred stock, from the Evenflo Company, Inc. stock sales, and from the repayment of intercompany indebtedness by Evenflo Company, Inc. to repay $278,800 of the Company's senior credit facilities and Revolver (see Note G).

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

               Inventories...................    $  3,383
               Fixed assets..................         162
               Intangibles (primarily
               trademarks)...................      12,221
                                                 --------
               Total.........................      15,766
               Accrued liabilities...........      (1,100)
                                                 --------
                 Net assets purchased........    $ 14,666
                                                 ========

    The Hogan acquisition was accounted for using the purchase method; accordingly, the operating results of Hogan have been included in the statement of consolidated earnings (loss) from the date of acquisition. If the acquisition had taken place on October 1, 1996 rather than on November 26, 1997, consolidated pro forma net sales and net loss would not have been materially different from the Company's reported amounts for 1998 and 1997.

ACQUISITION OF GERRY. On April 21, 1997, the Company, through its wholly-owned subsidiary, Evenflo Company, Inc., acquired the net assets of Gerry Baby Products Company ("Gerry") for a purchase price of $68,652. Gerry had manufacturing operations in Colorado and in Wisconsin and maintained its administrative operations in Colorado.

    The Gerry acquisition was accounted for using the purchase method of accounting; accordingly, the operating results of Gerry have been included in the statements of consolidated earnings (loss) from the date of acquisition. In applying purchase accounting, inventories were increased by $1,268, which is the amount of acquired profit related to the expected future sale of the Gerry finished goods acquired. Accordingly, the Company's loss for 1997 was increased by $1,268 from selling, in the ordinary course of business, inventory which was written up to fair value at date of acquisition. If the acquisition had taken place at October 1, 1995 rather than in April 1997, Gerry's unaudited results of operations would have changed pro forma consolidated net sales and net earnings
(loss) by $61,362 and $(1,735) for the year ended September 30, 1997 and $124,027 and $(110) for the year ended September 30, 1996.

    RECAPITALIZATION AND STOCK PURCHASE AGREEMENT. Prior to September 30, 1996, the Company was a wholly-owned subsidiary of Abarco. On August 15, 1996, Abarco and Strata Associates L.P. ("Strata") an affiliate of KKR, entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") pursuant to which Strata(R) acquired control of the Company (the "Recapitalization"). The closing of the Recapitalization took place on September 30, 1996 (the "Closing"). In connection with the Recapitalization a portion of the common stock owned by Abarco was redeemed for total consideration of $581,933 in 1996 (see details below) plus an adjustment to the redemption price of $283 in 1997. After the Recapitalization Strata and its affiliate owned approximately 88% of the Company's common stock and Abarco retained approximately 12% of the Company's common stock.

    The Recapitalization was financed with $221,000 cash proceeds of newly issued common stock to Strata, $150,000 proceeds of non-voting redeemable preferred stock issued to Strata (of which $50,000 was issued immediately after the Closing), proceeds of $625,800 from certain borrowings (see Note G) and $2,209 of the Company's cash balances. These funds were used to (i) redeem a portion of the common stock held by Abarco for $524,150 in cash plus the fair value of the Company's investments in an affiliate promissory note of $49,395 and in the E&S Realco, Inc. ("Realco") common stock and note receivable of $8,388; (ii) repay principal and interest of $367,894 for existing indebtedness, including the promissory notes issued to acquire Etonic; (iii) redeem, for a net payment of $21,330 all of the remaining subsidiary shares issued under the 1994 Management Stock Ownership Plan (see Note J); (iv) pay $31,471 in transaction fees and expenses; (v) purchase certain non-U.S. trademarks and assignment rights from an affiliate of Abarco for $5,135; (vi) pay a transaction bonus of $5,375 to certain members of management of SSW; and (vii) provide working capital of $45,654 (of this amount $25,800 was used to repay borrowings under the revolving credit loan on October 1, 1996).

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

    YEAR-END. The Company has elected to change its year-end from September 30 to December 31. Included herein are Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998 and the Statement of Consolidated Earnings
(loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders' Equity (deficiency) for the period October 1, 1998 through December 31, 1998 (the "Transition Period") and for each of the three fiscal years in the period ended September 30, 1998. Unaudited financial information for the period October 1, 1997 through December 31, 1997 is as follows: Net Sales $162,209; gross profit $50,710; income (loss) from operations ($7,461); income tax expense (benefit) ($9,102); and net earnings (loss) $(17,544).

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

    INVENTORIES. Inventories are valued at the lower of cost or market (net realizable value). Costs for the majority of United States inventories and certain non-U.S. inventories have been determined by use of the last-in, first-out method. Cost for the majority of non-U.S. inventories have been determined by use of the first-in, first-out method. See Note C.

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

    PRODUCT RECALLS AND SAFETY CAMPAIGNS. At the time an Evenflo product recall or Safety Campaign becomes probable, the Company accrues the estimated recall costs using the guidance of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and charges those costs to operating income
(loss) (see Note O).

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

    ADVERTISING. Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $20,142, $99,013, $91,982 and $66,079 in the Transition Period, 1998, 1997 and
1996, respectively.

    CURRENCY TRANSLATION. Non-U.S. currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet dates. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a separate component of shareholders' equity (deficiency) as accumulated other comprehensive income
(loss).

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

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers, in complete financial statements and in condensed interim financial statements issued to shareholders. SFAS No. 131 is effective for the Company in 1999. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133 is effective for 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

    RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform with current year presentations.

NOTE C -- INVENTORIES

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                         1998           1998
                                                         ----           ----
             Finished goods ....                      $ 73,138        $ 94,142
             Work in process ...                         3,385          18,706
             Raw materials .....                        17,763           5,978
                                                      --------        --------
               Total inventories                      $ 94,286        $118,826
                                                      ========        ========

     The cost of 88% of the Transition Period and 90% of September 30, 1998 inventories was computed using the last-in, first-out (LIFO) method of inventory valuation. Use of the LIFO method increased the December 31, 1998 and September 30, 1998 ending inventories by approximately $5 million. See Note S - Subsequent Events. In connection with branding strategy decisions, product line rationalization and golf club market saturation, the Company wrote-down or wrote-off $20,570 of inventory during the Transition Period.

NOTE D -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                         1998            1998
                                                         ----            ----
             Land ...............................     $   2,583      $   2,562
             Buildings and building improvements         35,950         35,905
             Machinery and equipment ............        57,799         66,209
                                                      ---------      ---------
                                                         96,332        104,676
             Accumulated depreciation ...........       (44,672)       (52,785)
                                                      ---------      ---------
               Property, plant and equipment, net     $  51,660      $  51,891
                                                      =========      =========

NOTE E -- INTANGIBLE ASSETS, NET

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                         1998           1998
                                                         ----           ----
             United States trademarks                 $  71,703       $  71,703
             Non-U.S. trademarks ....                    13,378          13,378
             Goodwill ...............                    75,817          75,832
                                                      ---------       ---------
                                                        160,898         160,913
             Accumulated amortization                   (48,236)        (47,165)
                                                      ---------       ---------
               Intangible assets, net                 $ 112,662       $ 113,748
                                                      =========       =========

NOTE F -- ACCRUED EXPENSES

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                        1998            1998
                                                       -------         -------
             Compensation and other employee
               benefits ..........................    $ 6,251          $ 8,367
             Liability for restructuring costs ...     11,369           11,367
             Other, principally operating expenses     37,425           40,698
                                                      -------          -------
               Total accrued expenses ............    $55,045          $60,432
                                                      =======          =======

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

                                                                             OCTOBER 1,    FOR THE YEAR ENDED
                                                                            1998 THROUGH      SEPTEMBER 30,
                                                                            DECEMBER 31,    1998       1997
                                                                               1998      --------------------
                                                                               ----
                       Tampa headquarters closing costs ................     $     0     $ 5,347           0
                       International severance costs and related expense         596       3,010         923
                       U.S. severance costs and related expense ........       1,717       5,118           0
                       Write-off of accumulated foreign currency
                       translation
                         adjustment ....................................         342       2,761           0
                       Lease terminations ..............................           0         409         758
                       Termination of service contracts ................           0       1,237           0
                       Other costs .....................................         314       2,238         729
                                                                             -------      ------       -----
                         Total .........................................     $ 2,969      20,120       2,410
                                                                             =======     =======     =======

    The Company aggressively continues its plan to close and consolidate its operations and sublease space. Additionally, severance and other costs were paid in connection with the consolidation and downsizing. The Company has paid $4,061 of these restructuring costs in the Transition Period and $7,080 in fiscal 1998 and $1,322 in fiscal 1997, and charged $1,441 in the Transition Period and $2,761 in fiscal 1998 and $0 in fiscal 1997 of non-cash write-offs against the accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999.

    EVENFLO RESTRUCTURING AND OTHER UNUSUAL COSTS. In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. As a result, the Company recorded restructuring costs for the period from October 1, 1997 to August 20, 1998 and for the year ended September 30, 1997, as follows:

                                                                                       FOR THE PERIOD ENDED
                                                                                           SEPTEMBER 30,
                                                                                    1998                  1997
                                                                                    ----                  ----
                       Severance costs for the Colorado employees                 $    0                 4,105
                       Shut-down costs of the Colorado facility ..                     0                 2,630
                       Computer conversion costs to preserve prior
                       manufacturing
                         information for future purposes .........                     0                 1,237
                       Other costs ...............................                 1,443                 1,619
                                                                                  ------                ------
                         Total ...................................                $1,443                 9,591
                                                                                  ======                ======

    The Company has funded restructuring costs of $9,490 in 1998 and $1,344 in 1997 leaving an accrual of $200 as of September 30, 1998 and of $8,247 as of September 30, 1997.

NOTE G -- DEBT

    The Company's U.S. operations have long-term bank financing arrangements to support working capital needs and other general corporate requirements. The operations utilized these arrangements primarily by use of direct bank borrowings, acceptances and letters of credit. The Company's non-U.S. subsidiaries have short-term bank financing arrangements to support international working capital requirements. The subsidiaries utilized these arrangements by use of direct bank borrowings, discounting receivables and letters of credit. The Company's borrowing activities are as follows:

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                       1998          1998
                                                       ----          ----
Available lines of Credit:
United States ..................................     $630,874       630,874
International ..................................       14,218        15,375
                                                     --------       -------
  Total ........................................     $645,092       646,249
                                                     ========       =======
Amount Outstanding
Direct Borrowings
United States ..................................     $524,519       503,074
International ..................................        6,531         6,744
                                                     --------       -------
  Total direct borrowings ......................      531,050       509,818
Acceptances (included in accounts payable) .....       35,705        58,800
Discounted  receivables (netted against accounts
receivable) ....................................        4,879         1,802
                                                     --------       -------
  Total borrowings .............................     $571,634       570,420
                                                     ========       =======
Letters of credit not yet funded ...............     $ 13,083        11,390
                                                     ========        ======
United States direct
borrowings consist of:
Secured Credit Facility:
  Revolving credit Loans .......................      143,645       122,200
  Term Loans ...................................      171,200       171,200
Senior Subordinated Notes ......................      200,000       200,000
Other indebtedness .............................        9,674         9,674
                                                     --------       -------
  Total United States Debt .....................      524,519       503,074
Current maturities of debt .....................            0             0
                                                     --------       -------
Long-term Debt .................................     $524,519       503,074
                                                     ========       =======

Maximum borrowings .............................     $537,205       809,242
Weighted average outstanding balances ..........     $518,691       718,537
Weighted average interest rates ................        10.02%         9.03%

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

    In conjunction with the receipt of the $278,800 in proceeds from the Reorganization (see Note A), the Company was required to prepay portions of its Term Loans as follows:


                               BALANCE PRIOR                         BALANCE AFTER
                              TO PREPAYMENTS       PREPAYMENTS        PREPAYMENTS
                              --------------       -----------        -----------
          Term Loan A..          $175,000           $ 136,208          $  38,792
          Term Loan B..            87,500              36,094             51,406
          Term Loan C..            87,500              36,094             51,406
          Term Loan D..            50,000              20,404             29,596
                                 --------           ---------          ---------
          Total........          $400,000           $ 228,800          $ 171,200
                                 ========           =========          =========

The Company also prepaid $25,000 of the Revolving Credit Loan and $25,000 of a seasonal credit facility that was opened during 1998 (see Note Q).

    All Term Loans and Revolving Credit Loans will bear interest, at the Company's option, at either: (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the administrative agent's prime rate, plus (a) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum, (b) in the case of Term Loan B, 1.75% to 2.00% per annum, (c) in the case of Term Loan C, 2.25% to 2.50% per annum, (d) in the case of Term Loan D, 2.75% to 3.00% per annum, (e) in the case of a Revolving Credit Loan and Swingline Loans, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum or (B) a "eurodollar rate" plus (i) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum, (ii) in the case of Term Loan B, 2.75% to 3.00% per annum,
(iii) in the case of Term Loan C, 3.25% to 3.50% per annum, (iv) in the case of Term Loan D, 3.75% to 4.00% per annum or (v) in the case of Revolving Credit Loans, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum. Swingline Loans may only be "base rate" loans. The carrying value of the Term Loans and Revolving Credit Loans approximates fair value.

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

    The Term Loans are subject to mandatory prepayments (i) with the proceeds of certain asset sales and certain debt offerings (excluding the Senior Subordinated Notes) and (ii) on an annual basis with 50% of the Company's excess cash flow (as defined in the Credit Facility) for so long as the ratio of the Company's total debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) is greater than 4.0 to 1.0. The Credit Facility prohibits the Company from repurchasing any Senior Subordinated Notes subject to limited exceptions. The Company's obligations under the Credit Facility are secured by a pledge of the stock of certain of its subsidiaries. The Company's obligations under the Credit Facility are secured by a pledge of the stock of certain of its subsidiaries and a security interest in substantially all other tangible and intangible assets, including accounts receivable, inventory, equipment and contracts.

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

    Scheduled maturities of the Term Loans are as follows:

                                                  TERM      TERM      TERM       TERM
          YEAR ENDING DECEMBER 31,               LOAN A    LOAN B    LOAN C     LOAN D
          ------------------------               ------    ------    ------     ------
          2002.............................     $ 7,637        0         0          0
          2003.............................      31,155      623       623        309
          2004.............................           0   50,783       623        312
          2005.............................           0        0    50,160        312
          2006 (March 31, 2006)............           0        0         0      28,663
                                                -------    -----     -----      ------
            Total..........................     $38,792    51,406    51,406     29,596
                                                =======    ======    ======     ======

    SENIOR SUBORDINATED NOTES. In conjunction with the closing of the Recapitalization of September 30, 1996 (see Note A), the Company issued $200 million aggregate principal amount of 10-3/8% Senior Subordinated Notes. In January 1997, the Company completed a public debt offering which resulted in the Company exchanging its 10-3/8% Senior Subordinated Notes for new 10 3/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes will mature on October 1, 2006 and are unsecured senior subordinated obligations of the Company. Interest on the Senior Subordinated Notes is payable semiannually April 1 and October 1 of each year.

    The Senior Subordinated Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2001. In addition, at any time prior to October 1, 1999, the Company may, at its option, redeem up to 40% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued interest thereon, with the proceeds of equity offerings. At December 31, 1998, the estimated fair value of the Senior Subordinated Notes was favorable 50% based on dealer quotes.

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

    OTHER INDEBTEDNESS. The other indebtedness primarily consists of the 10-1/2%
note in the amount of $3,025 due November 25, 2000 incurred in connection with the purchase of Ben Hogan (see Note A) and the 5% note in the amount of $6,500, incurred in 1998 in connection with the construction of a new warehouse located in Chicopee, MA., due in monthly installments through February 2013. The Company financed this new 150,000 square foot warehouse with the Massachusetts Development Finance Agency. The $6,500 twenty-year loan is at 5% annual interest for the first five years and converts to 300 basis points over one-year U.S. Treasury for years six through twenty. In order to maintain the 5% interest rate for the first five years, Spalding is required to maintain a certain number of new full-time positions. There are no amortization requirements for the first five years of the loan, the sixth through fifteenth year requires $27 monthly amortization payments, and the years sixteen through twenty require $54 monthly amortization payments. Massachusetts Development Finance Agency has been granted a security interest in the warehouse.

NOTE H -- INCOME TAXES

    Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision (benefit), are as follows:

                                            OCTOBER 1,
                                             THROUGH              FOR THE YEARS ENDED
                                           DECEMBER 31,               SEPTEMBER 30,
                                              1998          1998          1997          1996
                                              ----          ----          ----          ----
Earnings (loss) before income taxes and
  extraordinary loss:
  United States .......................     $(90,539)     (101,356)      (32,957)       (9,331)
  Other nations .......................       (7,475)      (10,803)       (5,578)       (3,049)
                                            --------      --------       -------        ------
          Total .......................     $(98,014)     (112,159)      (38,535)      (12,380)
                                            ========      ========       =======       =======
Income tax provision (benefit):
  Current taxes:
     Federal taxes ....................            0           129        (7,136)        3,145
     State taxes ......................          237           489           565           400
     Other nations' taxes .............            0           945         1,790         1,205
                                            --------      --------       -------        ------
          Total .......................          237         1,563        (4,781)        4,750
                                            --------      --------       -------        ------
  Deferred taxes:
     Federal taxes ....................      (30,428)      (34,796)       (3,712)        1,471
     Other nations' taxes .............           (2)           37            (7)        3,079
                                            --------      --------       -------        ------
          Total .......................      (30,430)      (34,759)       (3,719)        4,550
                                            --------      --------       -------        ------
          Total income taxes (benefit)      $(30,193)      (33,196)       (8,500)        9,300
                                            ========       =======        ======         =====

    The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                                    OCTOBER 1,
                                                     THROUGH           FOR THE YEARS
                                                   DECEMBER 31,     ENDED SEPTEMBER 30,
                                                       1998      1998      1997      1996
                                                       ----      ----      ----      ----
U.S. statutory rate (benefit) ....................     (35)%     (35)%     (35)%     (35)%
State income taxes, net of federal benefit .......       0         0         1         6
Non-U.S. tax rate differences ....................       0         0         2         5
Non-U.S. losses (earnings) for which no taxes were
  recorded .......................................       3         4         7        15
Increase in valuation allowances on non-U.S. net
operating ........................................       0         0         0        20
  loss carryforwards
1994 Management Stock Ownership Plan expense .....       0         0         0        59
Recapitalization costs ...........................       0         0         0        18
Other ............................................       1         1         3       (13)
                                                       ---       ---       ---       ---
  Effective tax rate .............................     (31)%     (30)%     (22)%      75%
                                                       ===       ===       ===       ===

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

                                                             NET DEFERRED TAX ASSET
                                                             ----------------------
                                                       CURRENT                    NONCURRENT
                                              ---------------------------  -----------------------------
                                              DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,    SEPTEMBER 30,
                                                 1998           1998           1998            1998
                                                 ----           ----           ----            ----
  Acquired non-U.S. trademarks .......       $      0              0         33,051          33,892
  Intangibles amortization ...........              0              0        (20,394)        (22,833)
  Depreciation .......................              0              0          1,324          (1,348)
  Accrued liabilities ................          8,292          8,866              0               0
  Pension ............................              0              0          2,724           3,362
  Post-retirement benefits ...........              0              0          3,024           2,902
  Net operating loss carryforwards ...              0              0         89,733          57,605
  Capital loss carryforward ..........              0              0          8,179           8,179
  Other ..............................          3,300          4,443             32            (875)
                                               ------         ------        -------          ------
    Total deferred income taxes ......         11,592         13,309        117,673          80,884
  Valuation allowance on net operating
  losses and capital loss ............              0              0        (33,627)        (28,985)
                                               ------         ------        -------          ------
  Net deferred income taxes ..........       $ 11,592         13,309         84,046          51,899
                                             ========         ======         ======          ======

    On December 31, 1998, the Company had net operating loss carryforwards of $220,250 consisting of $180,275 from U.S. operations and $39,975 in non-U.S. subsidiaries. Deferred tax benefits of $89,733 have been established on these losses and a 1998 valuation allowance in the amount of $25,448 has been provided on the entire state and non-U.S. portions of the deferred tax benefits. On December 31, 1998, the Company had capital loss carryforward of $20,972 for which a 1998 valuation allowance in the amount of $8,179 has been provided on the entire deferred tax benefits. Subsequent recognition of the tax benefits, if any, relating to the capital loss carryforward will be credited to retained earnings.

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

    Under generally accepted accounting principles the 1994 acquisition of the Acquired Trademarks from an affiliate of Abarco for $176,000 was not revalued to fair market value but was recorded at the affiliate's net book value. The $8,250 carrying value of the Acquired Trademarks is being amortized over 40 years for book purposes while the $176,000 fair market value ($155,000 after the IRS settlement discussed in the preceding paragraph) is being amortized over 15 years for income tax purposes. The $58,712 deferred income tax effect at the date the trademarks were acquired is reduced as the Company recognizes the tax benefit of the difference between the carrying value of $8,250 and the tax basis of $176,000. The carrying value of the deferred tax asset at December 31, 1998 and September 30, 1998 was $33,051 and $33,892 (after giving effect to the settlement with the IRS), respectively.

    On December 31, 1998 undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $700. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its continuing international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings.

NOTE I -- PENSION PLANS AND POST RETIREMENT BENEFITS

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

    The Company also provides certain post-retirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

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

The December 31, 1998 and September 30, 1998 funded status of the Company's United States defined benefit pension plans consists of the following:

                                                  PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                  ----------------             -----------------------
                                               DECEMBER 31,  SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30
                                                  1998           1998             1998             1998
                                                  ----           ----             ----             ----
CHANGES IN BENEFIT OBLIGATION
Benefit obligation at beginning of period       $(52,888)        (61,851)       $ (8,188)         (9,057)
Service Costs ...........................           (712)         (3,124)            (60)           (230)
Interest Cost ...........................           (814)         (3,963)           (127)           (599)
Plan Amendments .........................              0          (1,457)              0             (74)
Actuarial Gain/(Loss) ...................          2,870          (3,800)            453             116
Benefits Paid ...........................          1,282           5,591             125              33
Administrative Expenses Paid ............             14              67               0               0
Spin-off of Evenflo Company, Inc. .......              0          15,649               0           1,623
                                                --------          ------        --------          ------
Benefit obligation at end of period .....        (50,248)        (52,888)         (7,797)         (8,188)
                                                --------          ------        --------          ------
CHANGE IN PLAN ASSETS
Market Value of Assets at beginning
         of Period ......................         47,813          66,614               0               0
Actual Return on Assets .................          6,879             622               0               0
Employer contributions Received
         during Period ..................              9           1,249               0               0
Benefits Paid during Period .............         (1,282)         (5,591)              0               0
Spin-off of Evenflo Company, Inc. .......              0         (15,014)              0               0
Administrative Expenses Paid during
         Period .........................            (14)            (67)              0               0
                                                --------          ------        --------          ------
Market Value of Assets as End of
         Period .........................         53,405          47,813               0               0
                                                --------          ------        --------          ------
Funded Status ...........................          3,157          (5,075)         (7,797)         (8,188)
Unrecognized Net Transition (Asset)/
         Obligation .....................           (413)           (445)              0               0
Unrecognized Prior Service Cost .........           (102)            (94)            138             142
Unrecognized Net (Gain)/ Loss ...........        (11,002)         (2,246)            110             565
                                                --------          ------        --------          ------
(Accrued)/Prepaid Pension Costs .........       $ (8,360)         (7,860)       $ (7,549)         (7,481)
                                                ========          ======        ========          ======


Assumptions used in accounting for United States defined benefit pension plans as of December 31, 1998 and September 30, 1998, 1997 and 1996 were:

WEIGHTED-AVERAGE ASSUMPTIONS AT
         END OF PERIOD

                                    DECEMBER 31,                           SEPTEMBER 30,
                                    ------------                ----------------------------------
                                        1998                    1998           1997           1996
                                        ----                    ----           ----           ----
Discount Rate ................          6.75%                   6.25%          7.00%          7.50%
Expected Return on Plan Assets          8.50%                   8.50%          8.50%          8.50%
Rate of Compensation Increase           4.50%                   4.50%          4.50%          4.50%


                                                 PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                                               FOR THE PERIODS ENDED                        FOR THE PERIODS ENDED
                                       DECEMBER 31,         SEPTEMBER 30,           DECEMBER 31,       SEPTEMBER 30,
                                       ------------         -------------           ------------   ------------------------
                                           1998      1998       1997       1996         1998       1998     1997       1996
                                           ----      ----       ----       ----         ----       ----     ----       ----
COMPONENTS OF NET PERIODIC BENEFIT
         COSTS
Service costs ........................  $   712     3,124      2,814      2,236      $    60        230      147       136
Interest Costs .......................      814     3,963      3,942      4,005          127        599      608       595
Expected Return on Assets ............   (1,000)   (5,286)    (4,243)    (3,775)           0          0        0         0
Amortization on Unrecognized
         Transition (Asset)/Obligation      (32)     (139)      (445)      (534)           0         16        0         0
Amortization of Unrecognized Prior
         Service Costs ...............        7      (193)         0          0            4          0        0         0
Amortization of Unrecognized Net
         (Gain)/ Loss ................        7      (530)         0          0            2        (85)     (41)      (17)
                                        -------     -----      -----      -----      -------        ---      ---       ---
Net Periodic Pension Costs ...........      508       939      2,068      1,932      $   193        760      714       714
                                        =======     =====      =====      =====      =======        ===      ===       ===

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage-      1-Percentage
                                              Point Increase    Point Decrease
                                              --------------    --------------
Effect on Total of Service and Interest
         Cost Components                           $ 20           $  (18)
Effect on Postretirement Benefit
         Obligation                                $700           $ (629)


    The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $581 in the Transition Period, $600 in 1998, $2,210 in 1997 and $1,739 in 1996.

NOTE J -- SHAREHOLDERS' EQUITY

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

    The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of the Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The initial dividend rate with respect to the Cumulative Preferred Stock is 14% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Since the Board of Directors has not declared any preferred dividends as of December 31, 1998, the amount of the Cumulative Preferred Stock dividends in arrears as of that date was $5,101.

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

    Transactions involving common share options are as follows:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                       NUMBER       EXERCISE
                                                                     OF SHARES        PRICE
                                                                     ---------        -----
OPTION SHARES
Outstanding September 30, 1996 .............................                 0
Granted in 1997 ............................................         6,431,146        $5.00
Canceled in 1997 ...........................................                 0        $5.00
Exercised in 1997 ..........................................                 0        $5.00
                                                                     ---------        -----
Outstanding September 30, 1997 (none exercisable) (1,023,729
became exercisable October 1, 1997) ........................         6,431,146        $5.00
Granted in 1998 ............................................           295,559        $5.00 \
Canceled in 1998 ...........................................          (935,504)       $5.00
Exercised in 1998 ..........................................                 0        $5.00
                                                                     ---------        -----
Outstanding September 30, 1998 (1,023,729 exercisable and
3,252,558 became exercisable October 1, 1998) ..............         5,791,201        $5.00
Granted October 1, 1998 through December 31, 1998 ..........                 0        $5.00
Cancelled October 1, 1998 through December 31, 1998 ........        (2,270,331)       $5.00
Exercised October 1, 1998 through December 31, 1998 ........                 0        $5.00
                                                                     ---------
Outstanding December 31, 1998 (1,955,238 exercisable) ......         3,520,870        $5.00
Aggregate unissued shares and options December 31, 1998 ....         4,180,007        $5.00

    In 1998 the Company sold 278,885 shares for proceeds of $1,422 (2,020,238 shares for proceeds of $10,102 in 1997).

    DISCLOSURES UNDER SFAS NO. 123. The Company has elected the disclosure-only basis provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. Had compensation cost been determined based on the fair market value at the grant date consistent with the method provided by SFAS No. 123, the Company's pro forma net earnings (loss) would have been $(67,892) for the Transition Period, $(85,829) for 1998, and $(30,947) for 1997 as compared to the reported amounts of $(67,821), $(84,872) and $(30,035), respectively.

    The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in September 30, 1998 and 1997 (there were no new grants in the Transition Period):

                                                          SEPTEMBER 30,
                                                    1998                 1997
                                                    ----                 ----
Dividend yield .......................               0%                   0%
Expected volatility ..................               0%                   0%
Risk-free interest rate ..............               5.62%                6.38%
Weighted average expected life .......               5 years              5 years
Weighted average fair value of options
granted ..............................              $ 1.19               $ 1.37

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

NOTE K -- LEASE COMMITMENTS

    The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2014. The Company has no material capital leases.

    The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998:

                 YEAR ENDING
                 1999.............................    $1,123
                 2000.............................       886
                 2001.............................       695
                 2002.............................       389
                 2003.............................       389
                 Thereafter.......................     3,404
                                                      ------
                 Total minimum lease payments.....    $6,886
                                                      ======

    Rental expense under operating leases was $326 in the Transition Period, $5,756 in 1998, $5,185 in 1997 and $3,455 in 1996.

NOTE L -- CURRENCY EXCHANGE CONTRACTS

    The Company may from time to time enter into forward currency exchange contracts to protect inventory purchases and affiliated note activities against changes in future currency exchange rates. A forward currency exchange contract is an agreement between two parties to buy or sell currency at a set price on a future date. The market value of the contract will fluctuate with changes in currency exchange rates. The contract is marked-to-market using the spot rate at the end of each accounting period and the change in market value is recorded by the Company as currency gain or loss. Risk may arise upon entering into these contracts from unanticipated movements in the value of a foreign currency relative to the U.S. dollar. As of December 31, 1998 and September 30, 1998, the Company had approximately $8,236 and $3,525 of currency contracts outstanding, with unrealized currency gains of approximately $166 in the Transition Period and $211 in fiscal 1998. These contracts mature within twelve months.

NOTE M -- CONCENTRATION OF CREDIT RISK

    The Company sells a broad range of consumer products in North and South America, Europe and the Pacific Rim. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. During the Transition Period, and fiscal 1998, 1997 and 1996 the Company's sales to one U.S. customer amounted to 24%, 13%, 12% and 11% of net sales. No other customer exceeded 10% in the Transition Period ended December 31, 1998 and the fiscal years ended September 30, 1998, 1997 and 1996.

NOTE N -- CONTINGENCIES

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

NOTE O -- RELATED PARTY TRANSACTIONS

    See Note A for a description of the transactions related to the Reorganization of the Company.

    Effective with the Reorganization on August 20, 1998, the Company and Evenflo Company, Inc. entered into an Indemnity Agreement whereby the Company and Evenflo Company, Inc. indemnified the other against liability or obligation related to their respective operations or business whether arising prior to or after the Reorganization. Additionally, the Company indemnified Evenflo Company, Inc. against damages, as defined in the agreement, incurred or sustained as a result of any recall (voluntary or involuntary), safety advisory or other corrective action relating to any products manufactured by Evenflo Company, Inc. prior to the close of business on August 20, 1998. The estimated liability as of December 31, 1998 recorded by the Company related to these matters is approximately $1,500.

    Effective with the Reorganization on August 20, 1998, the Company and Evenflo entered into a Transition Services Agreement whereby the Company agreed to provide insurance, tax and other related financial systems/accounting services to Evenflo Company, Inc. through February 20, 1999, or as otherwise agreed upon. During the Transition Period, Spalding billed Evenflo for $303 in expenses related to bills paid or expenses incurred on their behalf. These amounts were offset against expenses totaling $305 incurred under the Indemnification Agreement.

    See Note A for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

    See Note J for a description of the Company's 1996 Employee Stock Ownership Plan and the Company's 1994 Management Stock Ownership Plan.

    Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $392 in the Transition Period, $966 in 1998 and $1,000 in 1997 pursuant to such management agreement with KKR.

NOTE P -- SEGMENT REPORTING

    The following schedule presents information about the Company's continuing operations in different industry segments and geographic locations (Evenflo fiscal 1998 operations are included for the period from October 1, 1997 to August 20, 1998). For the Transition Period, Evenflo earnings are reported on the equity basis of accounting.


                                                                    AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30,
                                                    DECEMBER 31,    ---------------------------------------------
                                                         1998             1998             1997             1996
                                                         ----             ----             ----             ----
INDUSTRY SEGMENT
Net Sales
  Spalding ..................................       $  56,774        $ 536,901          553,436          471,338
  Evenflo ...................................               0          290,791          296,743          237,165
                                                    ---------        ---------          -------          -------
          Total net sales ...................       $  56,774          827,692          850,179          708,503
                                                    =========          =======          =======          =======
Earnings (loss) before income taxes and
  extraordinary loss:
  Spalding ..................................       $ (80,335)         (20,278)          41,133           50,274
  Evenflo ...................................          (3,768)          (6,330)          (3,952)          10,306
  General Corporate expenses ................               0           (7,510)          (4,390)         (35,242)
  Interest expense, net .....................         (13,911)         (78,041)         (71,326)         (37,718)
                                                    ---------        ---------          -------          -------
     Earnings (loss) before income
taxes and extraordinary loss ................       $ (98,014)        (112,159)         (38,535)         (12,380)
                                                    =========         ========          =======          =======
Identifiable Assets
  Spalding ..................................       $ 469,165          460,787          445,011          404,800
  Evenflo ...................................          10,340                0          255,725          177,391
  General Corporate .........................               0           75,177           60,495          108,570
                                                    ---------        ---------          -------          -------
          Total assets ......................       $ 479,505          535,964          761,231          690,761
                                                    =========          =======          =======          =======
Capital Expenditures
  Spalding ..................................       $   3,543           11,788           14,143           10,169
  Evenflo ...................................               0           14,861           20,927            9,377
                                                    ---------        ---------          -------          -------
          Total capital expenditures ........       $   3,543           26,649           35,070           19,546
                                                    =========           ======           ======           ======
Depreciation and Amortization
  Spalding ..................................       $   2,183           13,091           12,439           13,418
  Evenflo ...................................               0           13,139            9,313            6,502
  General Corporate .........................               0               17               17              407
                                                    ---------        ---------          -------          -------
          Total depreciation and amortization       $   2,183           26,247           21,769           20,327
                                                    =========           ======           ======           ======

    The geographic locations of the Company are summarized as follows:

                                                                    AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------------
                                                    DECEMBER 31,
                                                         1998          1998               1997             1996
                                                         ----          ----               ----             ----
GEOGRAPHIC LOCATION
Net Sales
  United States .......................             $  45,207          686,360          687,659          543,136
  Other nations .......................                11,567          141,332          162,520          165,367
                                                    ---------        ---------        ---------        ---------
          Total net sales .............             $  56,774          827,692          850,179          708,503
                                                    =========        =========        =========        =========
Earnings (loss) before income taxes and
  extraordinary loss:
  United States .......................             $ (76,678)         (18,157)          33,608           57,777
  Other nations .......................                (7,425)          (8,451)           3,573            2,803
  General Corporate expenses ..........                     0           (7,510)          (4,390)         (35,242)
  Interest expense, net ...............               (13,911)         (78,041)         (71,326)         (37,718)
                                                    ---------        ---------        ---------        ---------
     Earnings (loss) before income
taxes and .............................             $ (98,014)        (112,159)         (38,535)         (12,380)
                                                    =========        =========        =========        =========
       extraordinary loss
Identifiable Assets
  United States .......................             $ 439,430          410,046          619,762          505,227
  Other nations .......................                40,075           50,741           80,974           76,964
  General Corporate ...................                     0           75,177           60,495          108,570
                                                    ---------        ---------        ---------        ---------
          Total assets ................             $ 479,505          535,964          761,231          690,761
                                                    =========        =========        =========        =========

NOTE Q -- EXTRAORDINARY LOSS

    The extraordinary loss on early extinguishment of debt in 1998 relates to a $9,091 pretax ($5,909 after-tax) write-off of the deferred financing costs made in conjunction with a mandatory prepayment of $228,800 against the Term Loans under the Credit Facility (see Note G).

    The extraordinary loss on early extinguishment of debt in 1996 related to a $9,187 pretax ($5,987 after-tax) write-off of the deferred financing costs remaining at September 30, 1996, on which date a secured credit agreement was paid off.

NOTE R - INVESTMENT IN AFFILIATE

On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo segment, into two stand - alone companies (see note A). Evenflo's financial statements for October 1, 1997 through August 20, 1998 have been consolidated with those of the Company. The financial statements for the periods subsequent to the sale include the portion of Evenflo's results attributable to the Company's ownership on an equity accounting basis.

Summarized financial information of Evenflo for the Transition Period is set forth below.

CONDENSED INCOME STATEMENT INFORMATION              OCTOBER 1, 1998
                                                        THROUGH
                                                    DECEMBER 31, 1998
                                                         -----
Net Sales                                               $ 72,552
                                                        ========
Gross Profit                                               5,741
                                                        ========
Earnings (loss) before income tax and
         extraordinary items                            $(14,299)
                                                        ========
Net earnings                                            $ (8,886)
                                                        ========
Company's Proportionate share (42.4%)                   $ (3,768)
                                                        ========

CONDENSED BALANCE SHEET INFORMATION                  DECEMBER 31, 1998
                                                     -----------------
Current Assets                                           $149,049
                                                         ========
Non-current Assets                                        126,404
                                                         ========
Current Liabilities                                        88,226
                                                         ========
Non-current Liabilities                                   122,841
                                                         ========
Total Stockholder's equity                               $ 64,386
                                                         ========
Common Stockholder's equity                              $ 24,386
                                                         ========
Company's Proportionate share (42.4%)                    $ 10,340
                                                         ========


As of December 31, 1998, Evenflo recorded a non-cash reserve of $7,883 to write down certain inventory to its net realizable value as a result of management's decision to discontinue certain products. This change is included in cost of sales for the three months ended December 31, 1998.

NOTE S- SUBSEQUENT EVENTS

On January 1, 1999, the Company elected to change its method of valuing the U.S. inventories from Last-in, First-out ("LIFO") to First-in, First-out ("FIFO") to more properly reflect the method of product consumption. LIFO reserves were $5,120, at December 31, 1998.

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

       NAME                    AGE               POSITION
       ----                  ---------           --------
       Edwin L. Artzt.....     68   Chairman of the Board of Directors
       James R. Craigie...     45   President and Chief Executive
                                    Officer
       Scott H. Creelman..     55   Executive Vice President
       G. Wade Lewis......     51   Chief Financial Officer
       Robert K. Adikes...     59   Vice President, Secretary and
                                    General
                                    Counsel
       William K. Breaden.     39   Corporate Controller, Assistant
                                    Secretary
       Henry R. Kravis....     54   Director
       George R. Roberts..     55   Director
       Michael T. Tokarz..     49   Director
       Marc S. Lipschultz.     30   Director
       Gustavo A. Cisneros     53   Director
       David W. Checketts.     43   Director


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

    George G. Roberts is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., Safeway Inc., and Union Texas Petroleum Holdings, Inc.

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

    Gustavo A. Cisneros has been a director of the Company since 1984. Since 1990 he has been a direct or indirect investor in and a director of certain companies forming part of a group with indirect beneficial ownership interests in a number of diverse commercial enterprises in Venezuela and elsewhere. Mr. Cisneros is also a director of Pueblo Xtra International, Inc., Univision Communications Inc., Pan American Beverages Company, Inc. and RSL Communications, Ltd.

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

    On September 20, 1998, Paul L. Whiting, Chairman and Chief Executive Officer, W. Michael Kipphut, Vice President and Treasurer, and Stephen J. Dryer (on September 30, 1998), Vice President and Controller, exercised their rights to resign and receive certain benefits under their Change In Control Agreements with the Company, all dated May 1, 1996. Kevin T. Martin resigned from his position as President and Chief Executive Officer on December 2, 1998.

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

ITEM 11: EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer at the end of the Transition Period and the most highly compensated executive officers receiving compensation on an annualized basis from the Company in excess of $100,000 compensation (the "Named Executive Officers") for their services in all capacities to the Company during the Transition Period and the fiscal years ended September 30, 1998, 1997 and 1996.



                                                                                       LONG-TERM  COMPENSATION
                                                      ANNUAL COMPENSATION              AWARDS           PAYOUTS
NAME AND                                                                             SECURITIES
PRINCIPAL                                                           OTHER ANNUAL      UNDERLYING         LTIP           ALL OTHER
POSITION                     YEAR           SALARY   BONUSES(1)    COMPENSATION(2)     OPTIONS #        PAYOUTS      COMPENSATION(3)
--------                     ----           ------   ----------    ---------------     ---------        -------      ---------------
James R. Craigie (7)   Transition Period    31,250     215,000            0                  0              0                0
President and                1998                0           0            0                  0              0                0
Chief Executive              1997                0           0            0                  0              0                0
Officer                      1996                0           0            0                  0              0                0


Scott H. Creelman      Transition Period    79,898           0            0                  0              0                0
Executive Vice               1998          276,476           0            0                  0              0            5,000
President                    1997          235,008           0            0            138,250        176,836            4,750
                             1996          197,600     314,656            0                  0              0            4,750



Bruce Riccio(5)        Transition Period    52,500      24,796            0                  0              0              263
Vice President Sales         1998           82,653      15,000            0                  0              0                0
                             1997                0           0            0                  0              0                0
                             1996                0           0            0                  0              0                0


Robert K. Adikes       Transition Period    41,252           0       11,652                  0              0            1,238
Vice President               1998          139,750           0            0                  0              0                0
Secretary and                1997          132,400           0            0             65,058        155,500            3,970
General Counsel              1996          127,300     199,220        7,170                  0         57,170            3,820


William K. Breaden     Transition Period    37,500           0            0                  0              0            1,125
Corporate Controller         1998          135,799           0            0                  0              0            4,082
and Assistant                1997          128,173           0            0                  0              0            3,825
Secretary                    1996          116,365     117,250            0                  0              0            3,865


G. Wade Lewis(6)       Transition.Period         0           0            0                  0              0                0
Chief Financial              1998                0           0            0                  0              0                0
Officer                      1997                0           0            0                  0              0                0
                             1996                0           0            0                  0              0                0


Kevin Martin (2)       Transition Period   130,209           0       98,982                  0              0                0
President and Chief          1998          525,000           0            0                  0              0            6,250
Executive Officer            1997           70,417           0            0          1,312,500              0                0
                             1996                0           0            0                  0              0                0

(1) Includes the following 1996 transaction bonuses received in connection with the Recapitalization: Mr. Adikes ($126,740), Mr. Breaden ($40,000) and Mr. Creelman ($230,856). The remainder of the bonus for the Named Executive Officers was awarded under the Management Incentive Bonus Plan. Bruce Riccio began his employment with the Company on May 11, 1998 and received a hiring bonus and a guaranteed bonus for year one.

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

(7) James Craigie began his employment with the Company on December 7, 1998 and received a hiring bonus. Final compensation arrangements with Mr. Craigie are still being negotiated.


STOCK OPTION GRANTS IN TRANSITION PERIOD AND IN 1998.

None.

AGGREGATE OPTIONS EXERCISED IN TRANSITION PERIOD AND IN 1998 AND DECEMBER 31, 1998 OPTION VALUES.

No stock options were exercised in the Transition Period and fiscal 1998 and no value can be presently ascribed to previous grants of stock options.

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

    The estimated annual benefits payable under SERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers is as follows:

                                                   ESTIMATED ANNUAL
                                                 BENEFIT IF RETIRES
                               YEAR ATTAINS          AT NORMAL
                                  AGE 65          RETIREMENT AGE(1)
James R. Craigie                   2018             $  69,054
Scott H. Creelman                  2008                52,785
Bruce Riccio                       2011                20,439
Robert K. Adikes                   2005                17,786
William K. Breaden                 2024                45,316

------------
 (1) Under SERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 1998 compensation levels and an annual interest credit of 5.2% which is the 1998 rate for the interest credit. Benefits are computed without reference to limitations on compensation and benefits to which the SERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

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

    The compensation under the terms of the Severance Contracts is expected to be paid subsequent to December 31, 1998 will be funded in the amounts of $0.9 million and $0.8 million, in 1999 and 2000, respectively. The compensation under the terms of the Tampa Severance Contracts is expected to be paid subsequent to December 31, 1998 and will be funded in the amounts of $1.1 million, $0.9 million and $0.3 million in 1999, 2000 and 2001, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table, as of March 20, 1999, sets forth certain information regarding the beneficial owners of the Company's Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock, (ii) each Director, (iii) each of the Named Executive Officers (as defined) and (iv) all directors and Named Executive Officers as a group.

                                                              NUMBER OF
                           NAME                            SHARES OWNED(1)      PERCENTAGE
                           ----                            ---------------      ----------
    Strata L.L.C.(1).................................         77,034,840            79.5
      c/o Kohlberg Kravis Roberts & Co. L.P.
      9 West 57th Street
      New York, NY 10019
    KKR 1996 GP LLC(2)...............................          9,120,000             9.4
      c/o Kohlberg Kravis Roberts & Co. L.P.
      9 West 57th Street
      New York, NY 10019
    Abarco N.V.(3)...................................          6,480,000             6.7
      c/o ABN Trust Company
      (Curacao N.V.)
      P.O. Box 224, 15 Pietermaai
      Curacao, Netherlands Antilles
    L.F. Loree, III and Norwood H. Davis, Jr.,
      Trustees (for  various trusts).................          2,000,000             2.1
    Henry R. Kravis(1)(2)............................                 --              *
    George R. Roberts(1)(2)..........................                 --              *
    Michael T. Tokarz(1)(2)..........................                 --              *
    Marc S. Lipschultz(1)(2).........................                 --              *
    Gustavo A. Cisneros(3)...........................                 --              *
    Edwin L. Artzt...................................            200,000              *
    Kevin T. Martin(4)...............................            637,500              *
    Robert K. Adikes (4).............................             43,233              *
    Scott H. Creelman (4)............................             91,872              *
    G. Wade Lewis....................................                 --              *
    David W. Checketts...............................                 --              *
    William K. Breaden (4)...........................             13,511              *
    All named officers and directors as a group(4)...            986,116             1.0

------------

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

    See Note J of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the Company's 1996 Employee Stock Ownership Plan and the Company's 1994 Management Stock Ownership Plan.

    See Notes A and O of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the sale of Evenflo and the related indemnity agreement.

    Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $343 thousand during the Transition Period and $976 thousand in fiscal 1998 pursuant to such management agreement with KKR.

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

    See Notes A and O of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the sale of Evenflo and the related indemnity agreement.

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


                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  FINANCIAL STATEMENTS

                                                                         PAGE
             Independent Auditors' Report...........................      30
             Statements of Consolidated Earnings (Loss) for the
             period October 1, 1998 through December 31, 1998 and for
             the fiscal years ended September 30, 1998,  1997, and
             1996...................................................      31
             Consolidated Balance Sheets as of December 31, 1998 and
             September 30, 1998.....................................      32
             Statements of Consolidated Cash Flows for the period
             October 1, 1998 through December 31, 1998 and for the
             fiscal years ended
               September 30, 1998, 1997, and 1996...................      33
             Statements of Consolidated Shareholders' Equity
             (Deficiency) for the period October 1, 1998 through
             December 31,1998 and for the fiscal years ended
             September 30, 1998, 1997, and 1996.....................      35
             Notes to Consolidated Financial Statements.............      36



2.       FINANCIAL STATEMENT SCHEDULE

                          SCHEDULE                                       PAGE
                          --------                                      -----
           Independent Auditors' Report on  Schedule..................    66
           II -- Valuation and Qualifying Accounts                        67

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

    The Company filed a report on Form 8-K with the Commission subsequent to the last quarter of the period covered by this report. The Report was filed on January 19, 1999 to report that the Company had changed its year end from September 30 to December 31.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation

We have audited the consolidated financial statements of Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1998 and September 30, 1998 and for the period October 1, 1998 through December 31, 1998 and for each of the three fiscal years in the period ended September 30, 1998, and have issued our report thereon dated March 19, 1999 (included elsewhere in this Transition Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14 of this Transition Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 19, 1999

                                   SCHEDULE II

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
            FOR THE PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
        AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                     CHARGED
                                      BALANCE AT            CHARGED TO COSTS        TO OTHER                            BALANCE AT
  DESCRIPTION                    BEGINNING OF PERIOD         AND EXPENSES         ACCOUNTS(A)      DEDUCTIONS(B)      END OF PERIOD
  -----------                    -------------------         ------------         -----------      -------------      -------------
December 31, 1998 Allowance
 for doubtful accounts ....            $10,539                   1,761                 --             (8,809)              3,491
1998-Allowance for
  doubtful accounts .......              3,941                  12,591                 --             (5,993)             10,539
1997-Allowance for
  doubtful accounts .......              4,373                   4,284                646             (5,362)              3,941
1996-Allowance for
  doubtful accounts .......              3,247                   6,527              1,158             (6,559)              4,373

------------
Notes:

(A) Recoveries on accounts previously charged off. The amount for 1997 includes $386 for the beginning allowance from the Gerry Acquisition. The amount for 1996 includes $824 for the beginning allowance from the Etonic Acquisition.

(B) Uncollectible accounts written off. In 1998, amount includes $1,594 of Evenflo balance sold in the Reorganization transaction.

                                                                      EXHIBIT 12

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
                     FOR THE PERIOD OCTOBER 1, 1998 THROUGH
                DECEMBER 31, 1998 AND FOR THE FISCAL YEARS ENDED
                  SEPTEMBER 30, 1998, 1997, 1996, 1995 AND 1994

                                            DECEMBER 31,
                                                1998        1998       1997       1996       1995      1994
                                             ---------   ---------    -------   -------     ------    -----
 Earnings:
 Earnings (loss) before income taxes
 and extraordinary item.............         $( 98,014)    (112,159)  (38,535)   (12,380)   19,681    29,961
 Interest expense...................         $  13,911       78,041    71,326     37,718    38,108    17,073
 Rent expense.......................         $     108        1,918     2,912      1,994     1,692     1,591
                                             ---------   ----------   -------    -------    ------     -----
                                             $( 83,995)     (32,200)   35,703     27,332    59,481    48,625
                                             =========   ==========   =======    =======    ======    ======
 Fixed charges:
 Interest expense...................         $  13,911       78,041    71,326     37,718    38,108    17,073
 Rent expense.......................         $     108        1,918     2,912      1,994     1,692     1,591
                                             ----------  ----------   -------    -------    ------     -----
                                             $  14,019       79,959    74,238     39,712    39,800    18,664
                                             ==========  ==========   =======    =======    ======    ======
 Ratio of earnings to fixed charges.         $      --           --        --         --      1.49      2.61
                                             ==========  ==========   =======    =======    ======    ======
 Deficiency of earnings to fixed
   charges..........................         $  98,014      112,159    38,535     12,380
                                             =========   ==========   =======    =======

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

SIGNATURE                                        TITLE                DATE
---------                                        -----                ----

    /s/ EDWIN L. ARTZT                   Chairman of Board of   March 24, 1999
---------------------------------        Directors
Edwin L. Artzt

    /s/ JAMES R. CRAIGIE                 President and Chief    March 24, 1999
---------------------------------        Executive Officer
James R. Craigie

    /s/ SCOTT H. CREELMAN                Executive Vice         March 24, 1999
---------------------------------        President
Scott H. Creelman


    /s/ G. WADE LEWIS                    Chief Financial        March 24, 1999
---------------------------------        Officer
G. Wade Lewis                            (Principal Financial
                                         Officer)


    /s/ WILLIAM K. BREADEN               Corporate Controller   March 24, 1999
---------------------------------        (Principal Accounting
William K. Breaden                       Officer)


    /s/ ROBERT K. ADIKES                 Vice President,        March 24, 1999
---------------------------------        Secretary
Robert K. Adikes                         and General Counsel


    /s/ HENRY R. KRAVIS                  Director               March 24, 1999
---------------------------------
Henry R. Kravis

    /s/ GEORGE R. ROBERTS                Director               March 24, 1999
---------------------------------
George R. Roberts

    /s/ MICHAEL T. TOKARZ                Director               March 24, 1999
---------------------------------
Michael T. Tokarz

    /s/ MARC S. LIPSCHULTZ               Director               March 24, 1999
---------------------------------
Marc S. Lipschultz

    /s/ GUSTAVO A. CISNEROS              Director               March 24, 1999
---------------------------------
Gustavo A. Cisneros

    /s/ DAVID W. CHECKETTS               Director               March 24, 1999
---------------------------------
David W. Checketts