Form 10-Q
period 1999-04-03
SPALDING HOLDINGS CORP
filed 1999-05-14
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended         April 3, 1999 .

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to___________________

                        Commission file number 333-14569

                          SPALDING HOLDINGS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                                      59-2439656
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

425 Meadow Street, Chicopee, Massachusetts                                          01013
(Address of Principal Executive Offices)                                          (Zip Code)

Registrant's Telephone Number, Including Area Code:                             (413) 536-1200


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at April 30, 1999, was 97,483,963 shares.

                               INDEX TO FORM 10-Q

                                                                                   PAGE NO.
                                                                                   --------

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  Condensed Statements of Consolidated Earnings (Loss) for
                           the fiscal three months ended April 3, 1999 and
                           March 31, 1998                                           3

                  Condensed Consolidated Balance Sheets at April 3, 1999
                           and December 31, 1998                                    4

                  Condensed Statements of Consolidated Cash Flows for the fiscal three months ended April 3, 1999 and
                           March 31, 1998                                           5

                  Notes to Condensed Consolidated Financial Statements              6

                  Independent Accountants' Review Report                           11

Item 2.  Management's Discussion and Analysis of Results of Operations and
                            Financial Condition                                    12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                 21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         22

Item 6.  Exhibits and Reports on Form 8-K                                          23

SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE FISCAL THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 31, 1998 (DOLLAR AMOUNTS IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                (UNAUDITED)       .
                                                         APRIL 3,        March 31,
                                                           1999             1998
                                                        ---------        ---------

NET SALES                                               $ 117,156        $ 242,223

     Cost of sales                                         67,738          162,397
                                                        ---------        ---------

GROSS PROFIT                                               49,418           79,826

     Selling, general and administrative expenses          45,162           77,342
     Royalty income, net                                   (2,097)          (2,784)
     Restructuring costs                                      464            5,352
                                                        ---------        ---------

INCOME (LOSS) FROM OPERATIONS                               5,889              (84)

     Interest expense, net                                 14,001           19,331
     Currency loss (gain), net                                962              618
     Equity in net (earnings) loss of Evenflo
         Company, Inc.                                         85                0
                                                        ---------        ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                        (9,159)         (20,033)

     Income taxes (benefit)                                (2,997)          (6,762)
                                                        ---------        ---------

NET EARNINGS (LOSS)                                     $  (6,162)       $ (13,271)
                                                        =========        =========


See Notes to Condensed Consolidated Financial Statements

SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 1999 AND DECEMBER 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              (UNAUDITED)
                                                                                APRIL 3,       December 31,
                                                                                 1999             1998
                                                                               ---------       ------------
ASSETS
CURRENT ASSETS
Cash                                                                           $   9,563        $   8,036
Receivables, less allowance of $2,448 and $3,491                                 117,403           86,196
Inventories                                                                       76,720           89,166
Deferred income taxes                                                             11,520           11,592
Other                                                                              2,477            1,098
                                                                               ---------        ---------
         TOTAL CURRENT ASSETS                                                    217,683          196,088

Property, plant and equipment, net                                                51,575           51,660
Intangible assets, net                                                           111,498          112,662
Deferred income taxes                                                             89,090           85,838
Deferred financing costs                                                          18,576           19,395
Investment in Evenflo Company, Inc.                                               10,288           10,340
Other                                                                                615              194
                                                                               ---------        ---------
         TOTAL ASSETS                                                          $ 499,325        $ 476,177
                                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Non-U.S. bank loans                                                            $   6,506        $   6,531
Accounts payable                                                                  81,369           85,198
Accrued expenses                                                                  59,918           55,045
Income taxes                                                                         299              349
                                                                               ---------        ---------
         TOTAL CURRENT LIABILITIES                                               148,092          147,123

Long-term debt                                                                   551,523          524,519
Pension                                                                            8,918            8,360
Post-retirement benefits                                                           7,675            7,549
Other                                                                                  9               67
                                                                               ---------        ---------
         TOTAL LIABILITIES                                                       716,217          687,618

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 50,000,000 shares authorized; 1,000,000 outstanding (liquidation value $100 million and
       related Common Stock Warrants)                                            100,000          100,000
Common stock, $.01 par value, 150,000,000 shares authorized,
       97,483,963 and 96,933,963 shares outstanding at April 3, 1999
      and December 31, 1998, respectively                                            975              969
Paid-in capital                                                                  452,784          452,434
Accumulated deficit                                                             (767,520)        (761,358)
Treasury stock, 17,222 shares, at cost                                               (77)             (77)
Deferred compensation                                                               (250)               0
Accumulated other comprehensive earnings (loss) - currency
       translation adjustments                                                    (2,804)          (3,409)
                                                                               ---------        ---------

         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                (216,892)        (211,441)
                                                                               ---------        ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)               $ 499,325        $ 476,177
                                                                               =========        =========


See Notes to Condensed Consolidated Financial Statements

SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE FISCAL THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 31, 1998 (DOLLAR AMOUNTS IN THOUSANDS)


                                                                               (UNAUDITED).
                                                                         APRIL 3,        March 31,
                                                                           1999            1998
                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                      $ (6,162)       $(13,271)
Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
         Depreciation                                                       1,990           5,482
               Equity in (earnings) loss of Evenflo Company, Inc.              85               0
      Intangibles amortization                                              1,114           1,390
      Deferred income taxes                                                (3,180)         (7,346)
      Deferred financing cost amortization                                    819           1,159
      Other                                                                   605            (144)
Changes in assets and liabilities:
      Receivables                                                         (31,207)        (61,749)
      Inventories                                                          12,446         (13,464)
      Current liabilities, excluding bank loans                             2,348          56,311
      Other                                                                (2,520)           (660)
                                                                         --------        --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (23,662)        (32,292)
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (1,895)        (10,331)
                                                                         --------        --------
         NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES         (1,895)        (10,331)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under revolving credit loan                     27,004          38,500
Net borrowings (repayment) of other indebtedness                              (25)          9,060
Payment of new credit agreement costs                                           0          (2,378)
Proceeds from issuance of common stock                                        105             111
Repurchase of common stock                                                      0             (11)
                                                                         --------        --------
         NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES         27,084          45,282
                                                                         --------        --------

NET INCREASE (DECREASE) IN CASH                                             1,527           2,659
Cash balance, beginning of period                                           8,036           3,734
                                                                         --------        --------
Cash balance, end of period                                              $  9,563        $  6,393
                                                                         ========        ========


SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                            $ 17,496        $ 13,048
Income taxes paid (refunded)                                                  182          (7,110)


See Notes to Condensed Consolidated Financial Statements

SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 31, 1998 (DOLLAR AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") (formerly Evenflo & Spalding Holdings Corporation) as of April 3, 1999, and the related condensed statements of consolidated earnings (loss) and of cash flows for the fiscal three month periods ended April 3, 1999 and March 31, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

The Company is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top Flite(R), Etonic(R), Strata(R), Ben Hogan(R), and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. (formerly Spalding & Evenflo Companies, Inc.) ("Spalding"). The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs and baseballs and gloves, handballs, rackets and balls for tennis and racquetball, and clothing, shoes and equipment for many other sports.

Prior to August 20, 1998, Evenflo Company, Inc. ("Evenflo") was also a subsidiary of the Company. Evenflo markets under the Evenflo(R), Gerry(R) and Snugli(R) trademarks, specialty juvenile products, including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

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

Subsequent to the Reorganization of the businesses, the Company elected Edwin L. Artzt (former Chairman and Chief Executive Officer of Procter & Gamble Company) in October 1998 as Chairman of the Board of Directors and hired James R. Craigie (formerly an Executive Vice President of Kraft, Inc.) in December 1998 as President and Chief Executive Officer. Under this new leadership, the management of the Company is repositioning its brands to drive improved volume growth, restructuring its organization to lower operating expenses, and reengineering its key business processes to lower working capital and improve customer service.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 1998, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the Transition Period (October 1, 1998 through December 31, 1998) and for the fiscal year ended September 30, 1998.

The Company's year end is December 31. Effective January 1, 1999, the Company changed its quarterly operating cycle whereby each quarter closes on the thirteenth Saturday of that period except the fourth quarter which always closes on December 31. The Company's fiscal quarters for the 1999 calendar year are as follows: April 3, July 3, October 2 and December 31.

Certain reclassifications have been made to prior year amounts to conform with current year presentations.


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first-out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5,120 decrease in inventory, a $1,792 increase in deferred tax assets and an overall $3,328 decrease in equity. The accounting change increases the net loss for the three months ended March 31, 1998 by $712.


NOTE 3 - INVENTORIES

                        APRIL 3,    December 31,
                          1999          1998
                        -------     ------------
Finished goods          $61,919       $68,018
Work in process           2,770         3,385
Raw materials            12,031        17,763
                        -------       -------
Total inventories       $76,720       $89,166
                        =======       =======

NOTE 4 - SEGMENT INFORMATION

The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                               U.S.
                                                U.S.         Sporting
                                                Golf           Goods       International      Evenflo      All Other        Total
                                              --------       --------      -------------      -------      ---------      ---------
Fiscal Three Months ended April 3, 1999

     Net sales                                $ 63,489       $ 23,356        $  30,311             --             --      $ 117,156
     Income (loss) from operations                 304            936            2,775             --       $  1,874          5,889
     Identifiable assets                        93,196         12,100          108,182        $10,288        275,559        499,325

Three Months ended March 31, 1998

     Net sales                                $ 86,602       $ 27,984        $  34,589        $93,048             --      $ 242,223
     Income (loss) from operations               5,837         (2,428)          (8,227)         2,527       $  2,207            (84)

December 31, 1998
     Identifiable assets                      $110,584       $ 17,191        $ 106,342        $10,340       $231,720      $ 476,177

U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoe and golf accessories (bags, hats, club covers, tees, towels and sports luggage).

Spalding currently markets its golf products under the following brand names:

Golf Balls                                  Golf Clubs                          Golf Shoes and Accessories
----------                                  ----------                          --------------------------
Strata(R)                                   Ben Hogan(R)                                Etonic(R)
Top-Flite(R)                                Top-Flite(R)                                Ben Hogan(R)
Spalding(R)                                 Spalding(R)                                 Top-Flite(R)
Molitor(R)                                                                              Spalding(R)

U.S. Sporting Goods includes basketballs, softball and baseball products, volleyballs, soccer balls, athletic shoes and other sports products. These products are primarily sold under the Spalding(R) trademark. Softball products are marketed under the Dudley(R) trademark.

The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom and Sweden. In addition to the subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments.

The "All Other" category includes worldwide licensing, activities related to the Company's Investment in Evenflo and other items not allocable to one of the segments. Worldwide licensing is a result of Spalding granting licensees the exclusive right to use specified Spalding trademarks for specific product categories, in specific markets. The Spalding(R), Top-Flite(R), Etonic(R) and Ben Hogan(R) names are licensed in a broad range of product categories, including shoe and apparel lines. In exchange for these exclusive licenses, the Company receives royalty fees. The majority of royalty revenues are generated in the U.S. and Japanese markets.


NOTE 5 -- INVESTMENT IN AFFILIATE

    On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo, into two stand alone companies (see Note 1). For the periods prior to August 20, 1998, the financial statements for Evenflo have been consolidated with those of the Company. The financial statements for the periods subsequent to the sale include the portion of Evenflo's results attributable to the Company's ownership on an equity accounting basis.

    Summarized financial information of Evenflo for the fiscal quarter ended March 31, 1999 is set forth below.

                     CONDENSED INCOME STATEMENT INFORMATION

                                                       JANUARY 1, 1999
                                                           THROUGH
                                                        MARCH 31, 1999
                                                       ---------------
Net sales .........................................       $ 94,860
                                                          ========
Gross profit ......................................       $ 22,054
                                                          ========
Earnings (loss) before income tax and extraordinary
items .............................................       $     58
                                                          ========
Net earnings (loss) ...............................       $   (200)
                                                          ========
Company's proportionate share (42.4%) .............       $    (85)
                                                          ========


NOTE 6 - CONTINGENCIES

The Company is both a plaintiff and defendant in numerous lawsuits incidental to its current and former operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state, and local environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites, and is still negotiating on other sites. The settlement amount and estimated liabilities are not considered significant by the Company based on present facts.

Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.

NOTE 7 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the fiscal three months ended April 3, 1999 and March 31, 1998, the comprehensive income (loss) was $(5,557) and $(13,381), respectively.

Independent Accountants' Report


The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts


We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of April 3, 1999, and the related condensed statements of consolidated earnings (loss) and of condensed consolidated cash flows for the fiscal three months ended April 3, 1999 and March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company at December 31, 1998, and the related statements of consolidated earnings (loss), consolidated cash flows and consolidated shareholders' equity (deficiency) for the period October 1, 1998 through December 31, 1998 (not presented herein); and in our report dated March 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 1999, the Company changed its method of valuing U.S. inventories from the Last-in, First-out costing method to the First-in, First-out costing method.


DELOITTE & TOUCHE LLP

Hartford, Connecticut
May 6, 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Sections of this Form 10-Q, including Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A'), contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operation and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer preferences; a decline in the demand for merchandise offered by the Company; failure of the Company's brand repositioning strategy and organizational restructuring; competitive influences; changes in levels of consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected or a downturn in the consumer products industry; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

RESULT OF OPERATIONS

Fiscal quarter ended April 3, 1999 ("1999 first quarter") as compared to the quarter ended March 31, 1998 ("1998 first quarter").

BASIS OF PRESENTATION. As previously stated, on August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies. Accordingly, the unaudited financial statements presented for the quarter ended March 31, 1998 include the results of operations and cash flows for Evenflo. For improved comparability, the Company has provided below, summary pro forma results of operations for the quarter March 31, 1998 giving impact to the elimination of Evenflo from the historical information. The management's discussion and analysis for the 1999 first quarter provides analysis against the pro forma March 31, 1998 financial statements. For additional information on business segments, see the Segment Information note in the Notes to Condensed Consolidated Financial Statements included elsewhere in the Form 10-Q.

SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE FISCAL THREE MONTHS ENDED APRIL 3, 1999 AND PRO FORMA FOR THE THREE MONTHS ENDED MARCH 31, 1998 GIVING EFFECT TO THE EXCLUSION OF EVENFLO COMPANY, INC.
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                UNAUDITED.
                                                             THREE MONTHS ENDED
                                                                          Pro Forma
                                                         APRIL 3,         March 31,
                                                           1999             1998
                                                        ---------        ---------

NET SALES                                               $ 117,156        $ 149,168

     Cost of sales                                         67,738           88,872
                                                        ---------        ---------

GROSS PROFIT                                               49,418           60,296

     Selling, general and administrative expenses          45,162           60,927
     Royalty income, net                                   (2,097)          (2,693)
     Restructuring costs                                      464            4,679
                                                        ---------        ---------

INCOME (LOSS) FROM OPERATIONS                               5,889           (2,617)

     Interest expense, net                                 14,001           16,745
     Currency loss (gain), net                                962              444
     Equity in net (earnings) loss of Evenflo
         Company, Inc.                                         85                0
                                                        ---------        ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                        (9,159)         (19,806)

     Income taxes (benefit)                                (2,997)          (5,997)
                                                        ---------        ---------

NET EARNINGS (LOSS)                                     $  (6,162)       $ (13,809)
                                                        =========        =========

NET SALES are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased 21.4% to $117.2 million for the 1999 first quarter compared to $149.2 million for the 1998 first quarter. U.S. Golf net sales decreased 26.7% to $63.5 million for the 1999 first quarter compared to $86.6 million for the same quarter in 1998. The decrease in net sales was expected as the Company continued its plan to exit low margin products and loss generating businesses. Lower golf club and accessory sales were partially offset by increased golf ball sales. The U.S. sales of the Strata and Top-Flite family of golf balls increased an aggregate of 9.5%. U.S. Sporting Goods decreased 16.8% to $23.3 million for the 1999 first quarter compared to $28.0 million for the same quarter in 1998. The decrease is across all product lines, but is primarily attributable to the elimination of many lower end, unprofitable products. International sales decreased 12.1% to $30.4 million for the first quarter compared to $34.6 million for the comparable period in 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan. Net sales in the continuing subsidiary operations in Canada, Sweden, Australia, New Zealand and United Kingdom increased 7.6% over the same 1998 period.

Royalty Income decreased to $2.1 million in the 1999 first quarter from $2.7 million in the 1998 first quarter, a decrease of $0.6 million or 22.2%. The decrease is primarily due to lower clothing royalties in the U.S., a result of a reorganization of the product category and the discontinuance of licensees that no longer matched the Company's brand strategies. Lower royalties were partially offset by lower operating expenses.

GROSS PROFIT is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $49.4 million in the 1999 first quarter from $60.3 million for the 1998 first quarter, a decrease of $10.9 million or 18.1%. At the same time, gross profit as a percentage of net sales increased to 42.2% for the 1999 first quarter from 40.4% for the comparable prior year quarter.

The increase in the gross profit margin rates were driven by improved margins in all U.S. product lines, except golf ball, as well as increased international gross profit margins. The U.S. golf ball gross profit margins were depressed as a result of the elimination of certain premium golf balls that existed in the 1998 first quarter and no longer meet the Company's strategies. Internationally, the gross profit rate increased to 37.3% for the 1999 first quarter from 32.2% for the 1998 first quarter, an increase of 5.1%. Stronger product mix in on-going operations accounted for 3.7% of the increase, while the 1998 closure of unprofitable operations accounted for the remainder of the improvement.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses include the costs necessary to sell and distribute the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, customer service expenses, distribution costs, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaigns costs associated with the indemnification agreement with Evenflo and professional fees. The Company's SG&A expenses decreased to $45.2 million for the 1999 first quarter from $60.9 million for the 1998 first quarter, a decrease of $15.7 million or 25.8%.

SG&A in the U.S. decreased to $36.4 million from $44.7 million, a decrease of $8.3 million or 18.6%. The decrease is primarily attributable to (i) $5.9 million of lower advertising expenses related to golf club and (ii) $2.4 million of reduced selling and administrative costs (net of new computer implementation costs for the quarter of $2.5 million) associated with the restructuring of the sales force and corporate office activities. Internationally, the SG&A expense decreased to $8.8 million from $16.2 million, a decrease of $7.4 million or 45.7%. The decrease in the International segment was primarily the result of expense eliminated within the restructured operations in Japan, Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

SPALDING RESTRUCTURING AND OTHER UNUSUAL COSTS. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, the plan was expanded to reduce the infrastructure needed to support the international operations by converting subsidiary operations to distributors in Mexico, France, Germany, Italy and Spain and downsizing operations in Japan. This facility restructuring resulted in the elimination of approximately 120 international positions at various levels. Additionally, the U.S. operations incurred certain management severance costs associated with the elimination of approximately 100 domestic positions and the closing of the former headquarters in Tampa, Florida. During the 1999 first quarter, the Company recorded $0.5 million of additional charges related to the restructuring of its operations, primarily management severance and related expenses.

The Company aggressively continues its plan to consolidate its operations. The Company paid $1.9 million of these restructuring costs in the 1999 first quarter and charged $0.2 million in the 1999 first quarter of non-cash write-offs against the restructuring accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999. As of April 3, 1999, the total amount accrued for restructuring charges is $9.8 million.

INTEREST EXPENSE decreased $2.7 million to $14.0 million in the 1999 first quarter from $16.7 million in the 1998 first quarter, a decrease of 16.2%. The decrease is principally due to the sale of Evenflo and the repayment of $278.8 million of debt on August 20, 1998. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10-3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing and other financing agreements for the 1999 first quarter was $547.0 million compared to $737.0 million then in effect during the 1998 first quarter.

NET CURRENCY LOSSES of $1.0 million were $0.5 million higher in the 1999 first quarter than in the 1998 first quarter. See "Liquidity and Capital Resources".

INCOME TAXES were a tax benefit of $3.0 million for the 1999 first quarter, which represents an effective tax rate of 33% in relation to a loss before income taxes of $9.2 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduced the benefit realized on the loss.

NET LOSS was $6.2 million for the 1999 first quarter compared to $13.8 million for the 1998 first quarter. The $7.6 million decrease in the net loss was a result of a $8.5 million increase in earning from operations, plus a decrease in interest expense of $2.7 million offset by $0.5 million increase in currency losses, $3.0 million of lower income tax benefit and $0.1 million loss related to the Company's remaining investment in Evenflo.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity is to provide working capital, meet debt service requirements and finance the Company's strategic plans. At April 3, 1999, the Company had an available borrowing capacity under the Credit Facility of $31.9 million (net of $47.4 million of outstanding letters of credit and bankers' acceptances). As of April 30, 1999, the Company had an available borrowing capacity under the Credit Facility of $40.2 million (net of $42.8 million of outstanding letters of credit and bankers' acceptances). The Company does not have any required amortization of Term Loans in calendar 1999.

Effective April 14, 1999, the Company entered into an interest rate cap on $300.0 million of its variable rate, Eurodollar debt associated with the Credit Facility (total variable rate, Eurodollar debt at April 14, 1999 was $330.8 million). The cap has a strike rate of 5.16% and has a termination date of December 31, 1999. At April 30, 1999, the effective Eurodollar debt interest rate was 4.99%.

The Company believes its business is somewhat seasonal. For calendar 1998 quarterly net sales as a percentage of total sales were approximately 29.8%, 32.3%, 26.6%, and 11.3%, respectively. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and fourth quarters when cash generated from operating activities coupled with drawdowns from credit facilities have been invested in receivables and inventories.

For the 1999 first quarter, the Company used $25.6 million in cash before financing activities to fund $23.7 million in operating activities, and invest $1.9 million in capital expenditures (primarily an integrated computer system). Cash usage in the 1999 first quarter was funded from $27.0 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S.
operations.

Net cash flow used by operating activities for the 1999 first quarter was $23.7 million compared to $32.3 million for the same quarter in 1998. The $8.6 million lower use of cash from operating activities when compared to the same quarter in 1998 was primarily due to a $7.1 million decrease in net loss.

Capital expenditures during the 1999 first quarter relate primarily to the implementation of a new integrated computer system.

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

EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1999 first quarter.

Fiscal Three Months Ended April 3, 1999
 (dollar amounts in thousands)

                                         Other items
                      Historical          affecting            Adjusted
                        EBITDA         historical EBITDA        EBITDA
                       -------         -----------------       --------
                       $ 7,946              $ 2,975            $ 10,921

The Company's 1999 first quarter historical EBITDA was adversely affected by $2,975 of restructuring and other unusual costs. Restructuring costs were $464 and primarily consisted of management severance costs. In addition, the Company incurred $2,511 of other unusual expenses associated primarily with software expense and consulting services related to the implementation of an integrated computer system (Systems Application Processes or "SAP"). The new software will support the Company's efforts to incorporate industry best practices and increase efficiencies.

The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1998 first quarter:

Three Months Ended March 31, 1998
 (dollar amounts in thousands)

                                               Other items
                           Historical            affecting              Adjusted
                            EBITDA           historical EBITDA           EBITDA
                           ----------        -----------------         ---------
Spalding                   $ 1,162                $7,454               $  8,616
Evenflo                      5,922                 1,096                  7,018
Corporate                     (914)                  127                   (787)
                           -------                ------               --------
Consolidated               $ 6,170                $8,677               $ 14,847
                           =======                ======               ========


Spalding's 1998 first quarter historical EBITDA was adversely affected by $7,454 of restructuring and other unusual costs. Restructuring costs were $4,679 and consisted of (i) $3,179 principally for international severance and lease settlements and (ii) $1,500 of management severance costs. In addition, Spalding incurred $2,775 of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $526 in receivable cash discounts that reduced net sales, (ii) $1,277 in inventory write-offs in Japan and certain countries that Spalding is exited that were expensed to cost of sales, and (iii) $972 in receivable write-offs due to lower collections rates in countries that Spalding is exited that were charged to selling, general and administrative expenses.

Evenflo's 1998 first quarter historical EBITDA was adversely affected by $1,096 of restructuring and other unusual costs. Restructuring costs were $673 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $423 of other unusual expenses including $209 of expenses to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $214 charged to selling, general and administrative expenses for Year 2000 conversion costs.

CURRENCY HEDGING. In calendar 1998, approximately 21% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.


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

The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed. Of those software systems requiring remediation or replacement, approximately 90% of all material systems have already been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems will be remediated or replaced by June 30, 1999. In addition, all computer hardware in the Company's home offices, manufacturing center and distribution center that was not Year 2000 compliant has been remediated or scheduled to be remediated or replaced by the end of June 30, 1999; and hardware and software unique to the Company's offices located outside the United States are scheduled to be evaluated and remediated or replaced by June 30, 1999.

The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's manufacturing center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation was completed in December 1998, and remediation or replacement of manufacturing center equipment found not to be Year 2000 compliant is scheduled to be completed by the end of the second quarter of fiscal 1999.

The costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant have been anticipated as part of the Company's planned information systems spending. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $1.3 million of which approximately $0.6 million has been or will be expensed as incurred, and $0.7 million has been or will be capitalized. As of April 3, 1999, the Year 2000 upgrade was substantially complete. Future costs, if any, will be incurred as part of the SAP implementation. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing materially different from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' not becoming Year 2000 compliant on a timely basis.

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


NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of April 3, 1999, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):


                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                  CONTRACT        CONTRACT     UNREALIZED
                                                                   AMOUNT           RATE       GAIN (LOSS)
                                                                  --------        --------     -----------
                             Foreign Currency Forward Contracts:

                               Japanese yen...................     $  1,744       117.5400        $  83
                               Canadian dollar................       11,918         1.4750           13
                                                                   --------                       -----
                             Total............................     $ 13,662                       $  96
                                                                   ========                       =====

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

In order to reduce the impact of fluctuating rates on its variable rate debt, on April 14, 1999, the Company entered into an interest rate cap on $300.0 million of its variable rate, Eurodollar debt associated with the Credit Facility (total variable rate, Eurodollar debt at April 14, 1999 was $330.8 million). The cap has a strike rate of 5.16% and has a termination date of December 31, 1999. At April 30, 1999, the effective Eurodollar debt interest rate was 4.99%.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the Transition Period ended December 31, 1998, filed March 29, 1999. Since March 29, 1999, the Company has not been named as a defendant in any action which, to the best of the Company's knowledge could have a material adverse effect on the financial condition or results of operations of the Company.

The Company previously reported that Callaway Golf Company and the Callaway Golf Ball Company, Inc had sued the Company for false advertising and trademark infringement arising from the introduction of the Company's System C golf ball. On May 4, 1999 the suit has been settled without material impact to the Company's financial statements.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               10.19    Employment agreement between Spalding Holdings Corporation and James R.
                        Craigie, President and Chief Executive Officer of Spalding Holdings
                        Corporation.

               10.20    Restricted stock award agreement between Spalding Holdings Corporation and James R. Craigie.

               15       Letter in lieu of consent of Deloitte & Touche LLP RE: Unaudited interim financial information

               18       Preferability letter relating to the change in accounting principle.

               27.1     Fiscal Quarter ended April 3, 1999 Financial Data Schedule.

               27.2     Restated December 31, 1998 Financial Data Schedule

               27.3     Restated March 31, 1998 Financial Data Schedule


      (b)      Reports on Form 8-K

               Current report on Form 8-K filed January 19, 1999 which announced the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                      Spalding Holdings Corporation
                                     (Registrant)

Date:    May 12, 1999                 By:  /s/ William K. Breaden
                                          -------------------------------------
                                           William K. Breaden
                                           Corporate Controller
                                           (a Principal Accounting Officer and
                                           authorized signatory)