Form 10-Q
period 1999-07-03
SPALDING HOLDINGS CORP
filed 1999-08-13
CIK 1025193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-14569

                         SPALDING HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      59-2439656
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
                                                                   01013
  425 MEADOW STREET, CHICOPEE, MASSACHUSETTS                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                               [X] Yes     [ ] No

     The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at July 31, 1999, was 97,483,963 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                                  PAGE NO.
                                                                                  --------
Part I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements
                    Condensed Statements of Consolidated Earnings (Loss) for the
                    three fiscal months ended July 3, 1999 and June 30, 1998....      2
                    Condensed Statements of Consolidated Earnings (Loss) for the
                    six fiscal months ended July 3, 1999 and June 30, 1998......      3
                    Condensed Consolidated Balance Sheets at July 3, 1999 and
                    December 31, 1998...........................................      4
                    Condensed Statements of Consolidated Cash Flows for the six
                    fiscal months ended July 3, 1999 and June 30, 1998..........      5
                    Notes to Condensed Consolidated Financial Statements........      6
                    Independent Accountants' Report.............................     10
           Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition..........................     11
           Item 3.  Quantitative and Qualitative Disclosures about Market
                    Risk........................................................     20
Part II.   OTHER INFORMATION
           Item 1.  Legal Proceedings...........................................     21
           Item 6.  Exhibits and Reports on Form 8-K............................     22

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
        FOR THE THREE FISCAL MONTHS ENDED JULY 3, 1999 AND JUNE 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  THREE FISCAL
                                                                  MONTHS ENDED
                                                              --------------------
                                                              JULY 3,     JUNE 30,
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $128,043    $244,168
  Cost of sales.............................................    69,312     164,272
                                                              --------    --------
GROSS PROFIT................................................    58,731      79,896
  Selling, general and administrative expenses..............    45,512      87,616
  Royalty income, net.......................................    (2,852)     (3,026)
  Restructuring and other unusual costs.....................       202       3,375
                                                              --------    --------
INCOME (LOSS) FROM OPERATIONS...............................    15,869      (8,069)
  Interest expense, net.....................................    13,914      21,714
  Currency loss (gain), net.................................      (289)      1,659
  Equity in net (earnings) loss of Evenflo Company, Inc.....       724           0
                                                              --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................     1,520     (31,442)
  Income taxes (benefit)....................................       976     (10,760)
                                                              --------    --------
NET EARNINGS (LOSS).........................................  $    544    $(20,682)
                                                              ========    ========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
         FOR THE SIX FISCAL MONTHS ENDED JULY 3, 1999 AND JUNE 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   SIX FISCAL
                                                                  MONTHS ENDED
                                                              --------------------
                                                              JULY 3,     JUNE 30,
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $245,199    $486,391
  Cost of sales.............................................   137,050     326,669
                                                              --------    --------
GROSS PROFIT................................................   108,149     159,722
  Selling, general and administrative expenses..............    90,674     164,958
  Royalty income, net.......................................    (4,949)     (5,810)
  Restructuring and other unusual costs.....................       666       8,727
                                                              --------    --------
INCOME (LOSS) FROM OPERATIONS...............................    21,758      (8,153)
  Interest expense, net.....................................    27,915      41,045
  Currency loss (gain), net.................................       673       2,277
  Equity in net (earnings) loss of Evenflo Company, Inc.....       809           0
                                                              --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................    (7,639)    (51,475)
  Income taxes (benefit)....................................    (2,021)    (17,522)
                                                              --------    --------
NET EARNINGS (LOSS).........................................  $ (5,618)   $(33,953)
                                                              ========    ========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 3, 1999 AND DECEMBER 31, 1998
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JULY 3,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

CURRENT ASSETS
Cash........................................................   $  9,265        $  8,036
Receivables, less allowance of $2,091 and $3,491............    110,954          86,196
Inventories.................................................     66,199          89,166
Deferred income taxes.......................................      9,430          11,592
Other.......................................................      1,891           1,098
                                                               --------        --------
     TOTAL CURRENT ASSETS...................................    197,739         196,088
Property, plant and equipment, net..........................     55,466          51,660
Intangible assets, net......................................    110,373         112,662
Deferred income taxes.......................................     90,512          85,838
Deferred financing costs....................................     17,758          19,395
Investment in Evenflo Company, Inc..........................      9,601          10,340
Other.......................................................        900             194
                                                               --------        --------
     TOTAL ASSETS...........................................   $482,349        $476,177
                                                               ========        ========

                     LIABILITY AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Non-U.S. bank loans.........................................   $  5,855        $  6,531
Accounts payable............................................     79,965          85,198
Accrued expenses............................................     63,915          55,045
Income taxes................................................        271             349
                                                               --------        --------
     TOTAL CURRENT LIABILITIES..............................    150,006         147,123
Long-term debt..............................................    531,847         524,519
Pension.....................................................      9,387           8,360
Post-retirement benefits....................................      7,818           7,549
Other.......................................................          0              67
                                                               --------        --------
     TOTAL LIABILITIES......................................    699,058         687,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding (liquidation value $100
  million and related common stock warrants)................    100,000         100,000
Common stock, $.01 par value, 150,000,000 shares authorized,
  97,483,963 and 96,933,963 shares outstanding at July 3,
  1999 and December 31, 1998, respectively..................        975             969
Paid-in capital.............................................    452,784         452,434
Accumulated deficit.........................................   (766,976)       (761,358)
Treasury stock, 17,222 shares, at cost......................        (77)            (77)
Deferred compensation.......................................       (250)              0
Accumulated other comprehensive earnings (loss) -- currency
  translation adjustments...................................     (3,165)         (3,409)
                                                               --------        --------
     Total shareholders' equity (deficiency)................   (216,709)       (211,441)
                                                               --------        --------
Total liabilities and shareholders' equity (deficiency).....   $482,349        $476,177
                                                               ========        ========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
         FOR THE SIX FISCAL MONTHS ENDED JULY 3, 1999 AND JUNE 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              JULY 3,     JUNE 30,
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $ (5,618)   $(33,953)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................     3,959      11,050
  Equity in (earnings) loss of Evenflo Company, Inc.........       809           0
  Intangibles amortization..................................     2,233       2,788
  Deferred income taxes.....................................    (2,513)    (18,345)
  Deferred financing cost amortization......................     1,637       2,725
  Other.....................................................       207        (133)
Changes in assets and liabilities:
  Receivables...............................................   (24,758)    (45,393)
  Inventories...............................................    22,967      (4,904)
  Current liabilities, excluding bank loans.................     3,559       5,804
  Other.....................................................      (245)      1,615
                                                              --------    --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....     2,237     (78,746)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (7,765)    (16,189)
                                                              --------    --------
     NET CASH FLOWS PROVIDED BY (USED IN) INVESTING
      ACTIVITIES............................................    (7,765)    (16,189)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under revolving credit loan......     7,328     114,400
Net borrowings (repayment) of other indebtedness............      (676)         13
Payment of new credit agreement costs.......................         0      (2,698)
Proceeds from issuance of common stock......................       105         111
Repurchase of common stock..................................         0         (56)
                                                              --------    --------
     NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
      ACTIVITIES............................................     6,757     111,770
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH.............................     1,229      16,835
Cash balance, beginning of period...........................     8,036       3,734
                                                              --------    --------
Cash balance, end of period.................................  $  9,265    $ 20,569
                                                              ========    ========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid...............................................  $ 24,180    $ 38,704
Income taxes paid (refunded)................................       569      (6,615)

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of July 3, 1999, and the related condensed statements of consolidated earnings (loss) and of cash flows for the three and six fiscal month periods ended July 3, 1999 and June 30, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

     The Company is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top Flite(R), Etonic(R), Strata(R), Ben Hogan(R), and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs, baseballs and gloves, handballs, and clothing, shoes and equipment for many other sports.

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

     Subsequent to the Reorganization of the businesses, the Company elected Edwin L. Artzt (former Chairman and Chief Executive Officer of Procter & Gamble Company) in October 1998 as Chairman of the Board of Directors and hired James
R. Craigie (formerly an Executive Vice President of Kraft, Inc.) in December 1998 as President and Chief Executive Officer. Under this new leadership, the management of the Company is repositioning its brands to improve profitability of its sales, restructuring its organization to lower operating expenses, and reengineering its key business processes to lower working capital and improve customer service.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 1998, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the Transition Period (October 1, 1998 through December 31, 1998).

     The Company's year end is December 31. Effective January 1, 1999, the Company changed its quarterly operating cycle whereby each quarter closes on the thirteenth Saturday of that period except the fourth quarter which always closes on December 31. The Company's fiscal quarters for the 1999 calendar year are as follows: April 3, July 3, October 2 and December 31.

     Certain reclassifications have been made to prior period amounts to conform with current period presentations.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 2 -- CHANGE IN ACCOUNTING PRINCIPLE

     Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first-out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5,120 decrease in inventory, a $1,792 increase in deferred tax assets and an overall $3,328 decrease in equity. The accounting change increases the net loss for the three and six months ended June 30, 1998 by $270 and $982, respectively.

NOTE 3 -- INVENTORIES

                                                              JULY 3,    DECEMBER 31,
                                                               1999          1998
                                                              -------    ------------
Finished goods..............................................  $48,484      $68,018
Work in process.............................................    3,258        3,385
Raw materials...............................................   14,457       17,763
                                                              -------      -------
     Total inventories......................................  $66,199      $89,166
                                                              =======      =======

NOTE 4 -- SEGMENT INFORMATION

     The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                 U.S.
                                      U.S.     SPORTING
                                      GOLF      GOODS     INTERNATIONAL   EVENFLO    ALL OTHER    TOTAL
                                    --------   --------   -------------   --------   ---------   --------
Three Fiscal Months ended July 3,
  1999
  Net sales.......................  $ 75,610   $18,589      $ 33,844      $     --   $     --    $128,043
  Income (loss) from operations...     8,116      (686)        5,618            --      2,821      15,869
Three Months ended June 30, 1998
  Net sales.......................  $ 92,751   $26,653      $ 42,229      $ 82,535   $     --    $244,168
  Income (loss) from operations...    (5,917)   (4,211)          419          (936)     2,576      (8,069)
Fiscal Six Months Ended July 3,
  1999
  Net sales.......................  $139,099   $41,945      $ 64,155      $     --   $     --    $245,199
  Income (loss) from operations...     8,420       250         8,393            --      4,695      21,758
Six Months Ended June 30, 1998
  Net sales.......................  $179,353   $54,637      $ 76,818      $175,583   $     --    $486,391
  Income (loss) from operations...       (80)   (6,639)       (7,808)        1,591      4,783      (8,153)
As of July 3, 1998
  Identifiable assets.............  $ 85,647   $11,909      $101,041      $  9,601   $274,151    $482,349
As of December 31, 1998
  Identifiable assets.............  $110,584   $17,191      $106,342      $ 10,340   $231,720    $476,177

     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoe and golf accessories (bags, hats, club covers, tees, towels and sports luggage).

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     Spalding currently markets its golf products under the following brand names:

                          GOLF SHOES AND
GOLF BALLS   GOLF CLUBS    ACCESSORIES
----------   ----------   --------------
Strata(R)    Ben)          Etonic(R   )
             Hogan(R
Top-Flite(R) Top-Flite(R)  Ben Hogan(R)
Spalding(R)  Spalding(R)   Top-Flite(R)
Molitor(R)                 Spalding(R )

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

     The "All Other" category includes worldwide licensing and other items not allocable to one of the segments. Worldwide licensing is a result of Spalding granting licensees the exclusive right to use specified Spalding trademarks for specific product categories, in specific markets. The Spalding(R), Top-Flite(R), Etonic(R) and Ben Hogan(R) names are licensed in a broad range of product categories, including shoe and apparel lines. In exchange for these exclusive licenses, the Company receives royalty fees. The majority of royalty revenues are generated in the U.S. and Japanese markets.

NOTE 5 -- INVESTMENT IN AFFILIATE

     On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo, into two stand-alone companies (see Note 1). For the periods prior to August 20, 1998, the financial statements for Evenflo have been consolidated with those of the Company. The financial statements for the periods subsequent to the sale include the portion of Evenflo's results attributable to the Company's ownership on an equity accounting basis.

     Summarized financial information of Evenflo for the three and six months ended June 30, 1999 is set forth below.

                     CONDENSED INCOME STATEMENT INFORMATION

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30, 1999        JUNE 30, 1999
                                                     ------------------    ----------------
Net sales..........................................       $70,185              $165,045
                                                          =======              ========
Gross profit.......................................       $17,014              $ 39,068
                                                          =======              ========
Earnings (loss) before income tax and extraordinary
  items............................................       $(2,831)             $ (2,773)
                                                          =======              ========
Net earnings (loss)................................       $(1,707)             $ (1,907)
                                                          =======              ========
Company's proportionate share (42.4%)..............       $  (724)             $   (809)
                                                          =======              ========
EBITDA.............................................       $ 5,451              $ 13,336
                                                          =======              ========

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 6 -- CONTINGENCIES

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

     Effective with the Reorganization on August 20, 1998, the Company and Evenflo entered into an indemnity agreement whereby the Company and Evenflo indemnified the other against liability or obligation related to their respective operations or business whether arising prior to or after the Reorganization. Additionally, the Company indemnified Evenflo against damages, as advisory or other corrective action relating to any products manufactured by Evenflo prior to the close of business on August 20, 1998. The estimated liability as of July 3, 1999 recorded by the Company related to these matters is approximately $1,200.

NOTE 7 -- COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the three fiscal months ended July 3, 1999 and June 30, 1998, the comprehensive income (loss) was $183 and $(20,511), respectively. For the six fiscal months ended July 3, 1999 and June 30, 1998, the comprehensive income (loss) was $(5,374) and $(33,892), respectively.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of July 3, 1999, and the related condensed statements of consolidated earnings (loss) and of condensed consolidated cash flows for the three and six fiscal months ended July 3, 1999 and June 30, 1998. These financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 6, 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     Sections of this Form 10-Q, including Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A"), contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operation and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer preferences; a decline in the demand for merchandise offered by the Company; failure of the Company's brand repositioning strategy and organizational restructuring; competitive influences; changes in levels of consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected or a downturn in the consumer products industry; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

     Basis Of Presentation. As previously stated, on August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies. Accordingly, the unaudited financial statements presented for the three and six months ended June 30, 1998 include the results of operations and cash flows for Evenflo. For improved comparability, the Company has provided below, summary pro forma results of operations for the three and six months June 30, 1998 giving impact to the elimination of Evenflo from the historical information as if the Reorganization had occurred on January 1, 1998. The management's discussion and analysis provides analysis against the pro forma June 30, 1998 financial statements. For additional information on business segments, see Note 4 in the Notes to Condensed Consolidated Financial Statements included elsewhere in the Form 10-Q.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS) FOR THE FISCAL THREE AND SIX MONTHS ENDED JULY 3, 1999 AND
           PRO FORMA FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
            GIVING EFFECT TO THE EXCLUSION OF EVENFLO COMPANY, INC.
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                              PROFORMA                PROFORMA
                                                  JULY 3,     JUNE 30,    JULY 3,     JUNE 30,
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                      (UNAUDITED)             (UNAUDITED)
NET SALES.......................................  $128,043    $161,633    $245,199    $310,801
  Cost of sales.................................    69,312      98,744     137,050     187,616
                                                  --------    --------    --------    --------
GROSS PROFIT....................................    58,731      62,889     108,149     123,185
  Selling, general and administrative
     expenses...................................    45,512      70,195      90,674     131,122
  Royalty income, net...........................    (2,852)     (2,839)     (4,949)     (5,532)
  Restructuring and other unusual costs.........       202       2,665         666       7,344
                                                  --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS...................    15,869      (7,132)     21,758      (9,749)
  Interest expense, net.........................    13,914      18,690      27,915      35,435
  Currency loss (gain), net.....................      (289)      1,396         673       1,840
  Equity in net (earnings) loss of Evenflo
     Company, Inc...............................       724           0         809           0
                                                  --------    --------    --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES.............     1,520     (27,218)     (7,639)    (47,024)
  Income taxes (benefit)........................       976      (9,105)     (2,021)    (15,102)
                                                  --------    --------    --------    --------
NET EARNINGS (LOSS).............................  $    544    $(18,113)   $ (5,618)   $(31,922)
                                                  ========    ========    ========    ========

RESULTS OF OPERATIONS

     Overall, the business results for the fiscal three months and six months ended July 3, 1999 are delivering the intended benefits of the business strategies implemented by Spalding's now management team, namely: (1) improving the profitability of sales via the repositioning of key brands; (2) lowering operating expenses via the restructuring of the organization and (3) lowering working capital and improving customer service via the reengineering of key business practices. As a result, net earnings results for both the fiscal three and six months ended July 3, 1999, are significantly ahead of prior year results for the same period.

 Fiscal Three Months ended July 3, 1999 ("1999 Second Quarter") as Compared to the Three Months ended June 30, 1998 ("1998 Second Quarter").

     Net Sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased 20.8% to $128.0 million for the 1999 second quarter compared to $161.6 million for the 1998 second quarter. U.S. Golf net sales decreased 18.5% to $75.6 million for the 1999 second quarter compared to $92.8 million for the same quarter in 1998. The decrease in net sales was expected as the Company continued its plan to exit low margin products and loss generating businesses. Lower golf club and accessory sales were partially offset by increased golf ball sales. The U.S. net sales of the Strata and Top-Flite family of golf balls increased an aggregate of 33.6%. U.S. Sporting Goods decreased 30.3% to $18.6 million for the 1999 second quarter compared to $26.7 million for the same quarter in 1998. The decrease is across all product lines, but is primarily attributable to the elimination of many lower end, unprofitable products. International sales decreased 19.9% to $33.8 million for the 1999 second quarter compared to $42.2 million for the comparable period in 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan.

     Gross Profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $58.7 million in the 1999 second quarter from $62.9 million for the 1998 second quarter, a decrease of $4.2 million or 6.7%. At the same time, gross profit as a percentage of net sales increased to 45.9% for the 1999 second quarter from 38.9% for the comparable prior year quarter.

     The increase in the gross profit margin rates were driven by improved margins in the golf ball and sporting goods product lines, as well as increased international gross profit margins. The U.S. golf ball gross profit margins improved as a result of an increase in the aggregate sales of Strata, Top-Flite XL 2000 and Top-Flite XL. Internationally, the gross profit rate increased to 39.5% for the 1999 second quarter from 34.1% for the 1998 second quarter. Stronger product mix in on-going operations accounted for 4.3 percentage points of the increase, while the 1998 closure of unprofitable operations accounted for the remainder of the improvement.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include the costs necessary to sell and distribute the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, customer service expenses, distribution costs, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaigns costs associated with the indemnification agreement with Evenflo and professional fees. The Company's SG&A expenses decreased to $45.5 million for the 1999 second quarter from $70.2 million for the 1998 second quarter, a decrease of $24.7 million or 35.2%.

     SG&A in the U.S. decreased to $37.7 million from $56.9 million, a decrease of $19.2 million or 33.7%. The decrease is primarily attributable to (i) $10.0 million of lower advertising expenses, primarily due to a reduction in advertising golf clubs and (ii) $9.2 million of reduced selling and administrative costs (net of new computer implementation costs for the quarter of $3.6 million) associated with the restructuring of the sales force and corporate office activities. Internationally, the SG&A expense decreased to $7.8 million from $13.3 million, a decrease of $5.5 million or 41.4%. The decrease in the International segment was primarily the result of expense eliminated within the restructured operations in Japan, Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

     Royalty Income increased to $2.9 million in the 1999 second quarter from $2.8 million in the 1998 second quarter, an increase of $0.1 million or 3.6%. The increase was primarily driven by higher royalty revenue in international operations of $0.3 million offset by a decline in U.S. royalties of $0.2 million in lower clothing royalties.

     Spalding Restructuring and Other Unusual Costs. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, the plan was expanded to reduce the infrastructure needed to support the international operations by converting subsidiary operations to distributors in Mexico, France, Germany, Italy and Spain and downsizing operations in Japan. This restructuring resulted in the elimination of approximately 120 international positions at various levels. Additionally, the U.S. operations incurred certain management severance costs associated with the elimination of approximately 100 domestic positions and the closing of the former headquarters in Tampa, Florida. During the 1999 second quarter, the Company recorded $0.2 million of additional charges related to the restructuring of its operations, primarily management severance and related expenses.

     The Company aggressively continues its plan to consolidate its operations. The Company paid $1.4 million of these restructuring costs in the 1999 second quarter and charged $0.2 million in the 1999 second quarter of non-cash write-offs against the restructuring accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999. As of July 3, 1999, the total amount accrued for restructuring charges is $7.7 million.

     Interest Expense decreased $4.8 million to $13.9 million in the 1999 second quarter from $18.7 million in the 1998 second quarter, a decrease of 25.7%. The decrease is principally due to the sale of a majority interest in Evenflo and the repayment of $278.8 million of debt on August 20, 1998. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing and other financing agreements for the 1999 second quarter was approximately $556.2 million compared to approximately $756.5 million then in effect during the 1998 second quarter.

     Net Currency Gains of $0.3 million representing an improvement of $1.7 million in the 1999 second quarter in comparison to the 1998 second quarter loss of $1.4 million. See "Liquidity and Capital Resources".

     Income Taxes were a tax expense of $1.0 million for the 1999 second quarter, which represents an effective tax rate of 67% in relation to earnings before income taxes of $1.5 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid during the quarter and the Company's portion of Evenflo's loss of $0.7 million for the 1999 second quarter for which tax benefit has not been recognized.

     Net Earnings were $0.5 million for the 1999 second quarter compared to a net loss of $18.1 million for the 1998 second quarter. The $18.6 million increase in net earnings was a result of a $23.0 million increase in earning from operations, plus a decrease in interest expense of $4.8 million plus a $1.7 million decrease in currency losses offset by $10.1 million of lower income tax benefit and $0.7 million loss related to the Company's remaining investment in Evenflo.

 Fiscal Six Months ended July 3, 1999 ("1999 Six Months") as Compared to the Six Months ended June 30, 1998 ("1998 Six Months").

     Net Sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased 21.1% to $245.2 million for the 1999 six months compared to $310.8 million for the 1998 six months. U.S. Golf net sales decreased 22.5% to $139.1 million for the 1999 six months compared to $179.4 million for the same period in 1998. The decrease in net sales was expected as the Company continued its plan to exit low margin products and loss generating businesses. Lower golf club and accessory sales were partially offset by increased golf ball sales. The U.S. sales of the Strata and Top-Flite family of golf balls increased an aggregate of 23.6%. U.S. Sporting Goods decreased 23.3% to $41.9 million for the 1999 six months compared to $54.6 million for the same period in 1998. The decrease is across all product lines, but is primarily attributable to the elimination of many lower end, unprofitable products. International sales decreased 16.4% to $64.2 million for the 1999 six months compared to $76.8 million for the comparable period in 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan.

     Gross Profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $108.1 million in the 1999 six months from $123.2 million for the 1998 six months, a decrease of $15.1 million or 12.3%. At the same time, gross profit as a percentage of net sales increased to 44.1% for the 1999 six months from 39.6% for the comparable prior year period.

     The increase in the gross profit margin rates were primarily driven by improved margins in golf balls, golf accessories, basketballs, diamond, athletic shoes as well as increased international gross profit margins. Internationally, the gross profit rate increased to 38.5% for the 1999 six months from 33.4% for the 1998 six months. Stronger product mix in on-going operations accounted for
3.1 percentage points of the increase, while the 1998 closure of unprofitable operations accounted for the remainder of the improvement.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include the costs necessary to sell and distribute the Company's products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, customer service expenses, distribution costs, bad debts, travel, amortization of intangible assets, insurance and product liability costs, consumer corrective action campaigns costs associated with the indemnification agreement with Evenflo and professional fees. The Company's SG&A expenses decreased to $90.7 million for the 1999 six months from $131.1 million for the 1998 six months, a decrease of $40.4 million or 30.8%.

     SG&A in the U.S. decreased to $74.2 million from $101.7 million, a decrease of $27.5 million or 27%. The decrease is primarily attributable to (i) $15.9 million of lower advertising expenses related to golf clubs and (ii) $11.6 million of reduced selling and administrative costs (net of new computer implementation costs for the 1999 six months of $6.1 million) associated with the restructuring of the sales force and corporate office activities. Internationally, the SG&A expense decreased to $16.5 million from $29.4 million, a decrease of $12.9 million or 43.9%. The decrease in the International segment was primarily the result of expense eliminated within the restructured operations in Japan, Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

     Royalty Income decreased to $5.0 million in the 1999 six months from $5.5 million in the 1998 six months, a decrease of $0.5 million or 9.1%. The decrease is primarily due to lower clothing royalties in the U.S., a result of a reorganization of the product category and the discontinuance of licensees that no longer matched the Company's brand strategies. Lower royalties were partially offset by lower operating expenses.

     Spalding Restructuring and Other Unusual Costs. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, the plan was expanded to reduce the infrastructure needed to support the international operations by converting subsidiary operations to distributors in Mexico, France, Germany, Italy and Spain and downsizing operations in Japan. This facility restructuring resulted in the elimination of approximately 120 international positions at various levels. Additionally, the U.S. operations incurred certain management severance costs associated with the elimination of approximately 100 domestic positions and the closing of the former headquarters in Tampa, Florida. During the 1999 six months, the Company recorded $0.7 million of additional charges related to the restructuring of its operations, primarily management severance and related expenses.

     The Company aggressively continues its plan to consolidate its operations. The Company paid $3.3 million of these restructuring costs in the 1999 six months and charged $0.7 million in the 1999 six months of non-cash write-offs against the restructuring accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999.

     Interest Expense decreased $7.5 million to $27.9 million in the 1999 six months from $35.4 million in the 1998 six months, a decrease of 21.2%. The decrease is principally due to the sale of a majority interest in Evenflo and the repayment of $278.8 million of debt on August 20, 1998. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing and other financing agreements for the 1999 six months was $551.6 million compared to $776.0 million then in effect during the 1998 six months.

     Net Currency Losses of $0.7 million were $1.2 million lower in the 1999 six months than in the 1998 six months. See "Liquidity and Capital Resources".

     Income Taxes were a tax benefit of $2.0 million for the 1999 six months, which represents an effective tax rate of 26% in relation to a loss before income taxes of $7.6 million. The effective tax rate varied from a U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid that reduced the benefit realized on the loss and the Company's portion of Evenflo's loss of $0.8 million for the 1999 six months for which tax benefit has not been recognized.

     Net Loss was $5.6 million for the 1999 six months compared to $31.9 million for the 1998 six months. The $26.3 million decrease in the net loss was a result of a $31.5 million increase in earning from operations, plus a decrease in interest expense of $7.5 million and a $1.2 million decrease in currency losses offset by $13.1 million of lower income tax benefit and $0.8 million loss related to the Company's remaining investment in Evenflo.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250.0 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity is to provide working capital, meet debt service requirements and finance the Company's strategic plans. At July 3, 1999, the Company had an available borrowing capacity under the Credit Facility of $61.4 million (net of $37.6 million of outstanding letters of credit and bankers' acceptances). The Company does not have any required amortization of Term Loans in calendar 1999.

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

     For the 1999 six months, the Company used $5.5 million in cash before financing activities to fund $7.8 million in capital expenditures (primarily an integrated computer system). Operating activities generated $2.2 million of cash. Cash usage in the 1999 six months was funded from $6.6 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations.

     Net cash flows generated by operating activities were $2.2 million in the 1999 six months compared to cash used in operating activities of $78.7 million for the 1998 six months. The $81.0 million lower use of cash for operating activities when compared to the 1998 six months was due to (i) $44.3 million lower use of cash for working capital, (ii) a $26.3 million decrease in the net loss and (iii) a $7.7 million decrease in other non-cash items affecting cash flow from operations.

     Capital expenditures during the 1999 six months relate primarily to the implementation of a new integrated computer system. The Company expects to fund approximately $12.0 million in capital expenditures in 1999.

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

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 1999 second quarter as compared to the 1998 second quarter and to the 1999 six months as compared to the 1998 six months.

                     THREE FISCAL MONTHS ENDED JULY 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                OTHER ITEMS
HISTORICAL       AFFECTING       ADJUSTED
  EBITDA     HISTORICAL EBITDA    EBITDA
----------   -----------------   --------
$18,522           $5,737         $24,259
 =======          ======         =======

     The Company's 1999 historical EBITDA was adversely affected by $4,811 of restructuring and other unusual costs. Restructuring costs were $202 and primarily consisted of management severance costs. In addition, the Company incurred $4,609 of other unusual expenses associated primarily with software expense and consulting services related to the implementation of an integrated computer system (Systems Application Processes or "SAP"). The new software will support the Company's efforts to incorporate industry best practices and increase efficiencies. The remaining difference of $724 represents the non-cash equity in net losses of Evenflo.

                        THREE MONTHS ENDED JUNE 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  OTHER ITEMS
                                                 HISTORICAL        AFFECTING        ADJUSTED
                                                   EBITDA      HISTORICAL EBITDA     EBITDA
                                                 ----------    -----------------    --------
Spalding.......................................   $(4,222)          $10,252          $6,030
Evenflo........................................     2,587               872           3,459
Corporate......................................    (1,128)               11          (1,117)
                                                  -------           -------          ------
Consolidated...................................   $(2,763)          $11,135          $8,372
                                                  =======           =======          ======

     Spalding's 1998 second quarter historical EBITDA was adversely affected by $10,252 of restructuring and other unusual costs. Restructuring costs were $2,665 and consisted of (i) $816 principally for international severance and lease settlements and (ii) $849 of management severance costs. In addition, Spalding incurred $7,587 of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $10 in receivable cash discounts that reduced net sales, (ii) $148 in inventory write-offs in Japan and certain exiting countries expensed to cost of sales, (iii) $900 inventory write-offs at Etonic expensed to cost of sales, (iv) $529 in receivable write-offs due to lower collection rates in exiting countries charged to SG&A expenses, (v) $300 in computer lease abandonment at Etonic charged to SG&A expenses, and (vi) $5,700 charged to SG&A for the misapplication of funds by Spalding's freight audit and payment provider.

     Evenflo's 1998 second quarter historical EBITDA was adversely affected by $872 of restructuring and other unusual costs. Restructuring costs were $710 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $162 of other unusual expenses including $26 of expenses to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $136 charged to selling, general and administrative expenses for Year 2000 conversion costs.

                      SIX FISCAL MONTHS ENDED JULY 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                OTHER ITEMS
HISTORICAL       AFFECTING       ADJUSTED
  EBITDA     HISTORICAL EBITDA    EBITDA
----------   -----------------   --------
$26,468           $8,712         $35,180
 =======          ======         =======

     The Company's 1999 six months historical EBITDA was adversely affected by $7,903 of restructuring and other unusual costs. Restructuring costs were $666 and primarily consisted of management severance costs. In addition, the Company incurred $7,237 of other unusual expenses associated primarily with software expense and consulting services related to the implementation of an integrated computer system (Systems Application Processes or "SAP"). The new software will support the Company's efforts to incorporate industry best practices and increase efficiencies. The remaining difference of $809 represents the non-cash equity in net losses of Evenflo.

                         SIX MONTHS ENDED JUNE 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  OTHER ITEMS
                                                 HISTORICAL        AFFECTING        ADJUSTED
                                                   EBITDA      HISTORICAL EBITDA     EBITDA
                                                 ----------    -----------------    --------
Spalding.......................................   $(3,060)          $17,706         $14,646
Evenflo........................................     8,509             1,968          10,477
Corporate......................................    (2,042)              138          (1,904)
                                                  -------           -------         -------
Consolidated...................................   $ 3,407           $19,812         $23,219
                                                  =======           =======         =======

     Spalding's 1998 six months historical EBITDA was adversely affected by $17,706 of restructuring and other unusual costs. Restructuring costs were $7,344 and consisted of (i) $3,995 principally for international severance and lease settlements and (ii) $3,349 of management severance costs. In addition, Spalding incurred $10,362 of other unusual expenses associated with the closure and downsizing of certain international affiliates under the international restructuring program consisting of (i) $536 in receivable cash discounts that reduced net sales, (ii) $2,325 in inventory write-offs in Japan and certain countries that Spalding exited that were expensed to cost of sales, and (iii) $1,501 in receivable write-offs due to lower collections rates in countries that Spalding has exited, (iv) $300 in computer lease settlements Etonic charged to SG&A expense and (v) $5,700 charged to SG&A expense for the misapplication of funds by Spalding's freight audit and payment provider.

     Evenflo's 1998 six months historical EBITDA was adversely affected by $1,968 of restructuring and other unusual costs. Restructuring costs were $1,383 to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. In addition, Evenflo incurred $585 of other unusual expenses including $235 of expenses to cost of sales to relocate the Gerry Colorado warehouse operation to Evenflo's Ohio and Georgia locations and $350 charged to selling, general and administrative expenses for Year 2000 conversion costs.

YEAR 2000 COMPLIANCE

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

     The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed. Of those software systems requiring remediation or replacement, all material systems have already been remediated. In addition, all mission critical computer hardware in the Company's home offices, manufacturing center and distribution center that was not Year 2000 compliant has been remediated and hardware and software unique to the Company's offices located outside the United States has been remediated. Spalding will continue to apply Year 2000 upgrades immediately upon notification of our information technology providers.

     The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's manufacturing center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation was completed in December 1998, and remediation or replacement of manufacturing center equipment found not to be Year 2000 compliant is completed.

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

     The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness has been substantially completed.

     The Company's Year 2000 compliance project included development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company's contingency plans will be substantially developed by September 30, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133 is effective for 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

     Although the majority of the Company's transactions are in U.S. Dollars, affiliates operate in their local currency with certain transactions for inventory and royalties being denominated in U.S. Dollars. The Company may purchase short-term forward exchange contracts to hedge payments that require conversion to U.S. Dollars. The purpose of entering into these hedge contracts is to minimize the impact of foreign currency fluctuation on the results of operations. Certain increases or decreases in the affiliate U.S. dollar payments are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     As of July 3, 1999, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                                   WEIGHTED
                                                                   AVERAGE
                                                       CONTRACT    CONTRACT    UNREALIZED
                                                        AMOUNT       RATE      GAIN (LOSS)
                                                       --------    --------    -----------
Foreign currency forward contracts:
  Canadian dollar....................................   $5,676      $1.49         $(96)
                                                        ------      -----         ----
     Total...........................................   $5,676                    $(96)
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

     In order to reduce the impact of fluctuating rates on its variable rate debt, on April 14, 1999, the Company entered into an interest rate cap on $300.0 million of its variable rate, Eurodollar debt associated with the Credit Facility (total variable rate, Eurodollar debt at July 3, 1999 was $320.8 million). The cap has a strike rate of 5.16% and has a termination date of December 31, 1999. At July 31, 1999, the effective Eurodollar debt interest rate was 5.31%.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the Transition Period ended December 31, 1998, filed March 29, 1999. Since March 29, 1999, the Company has not been named as a defendant in any action that to the best of the Company's knowledge could have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Company had previously reported litigation involving a patent infringement suit against Graco relating to Evenflo's Carry Right handle used on Evenflo's line of car seats and a counterclaim by Graco alleging certain infringements by Evenflo. Further, Century filed suit against Evenflo and Spalding alleging infringements of two patents relating to the design of the storage compartment and base of Evenflo car seats. Following execution of a settlement agreement dated May 26, 1999 among Evenflo, Graco, and Century, all of the foregoing litigation was dismissed. The terms of the settlement agreement are confidential. The effect of the settlement agreement is not material to the consolidated financial condition or the results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1  Restated Certificate of Incorporation of Evenflo and
      Spalding Holdings Corporation
15    Letter in lieu of consent of Deloitte & Touche LLP RE:
      unaudited interim financial information
27.1  Fiscal six months ended July 3, 1999 Financial Data Schedule
      Restated six months ended June 30, 1998 Financial Data
27.2  Schedule(*)

---------------
(*) Financial Data Schedule is restated to reflect the retroactive application of the Company's change in method of valuing U.S. inventories from LIFO to FIFO.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                          Spalding Holdings Corporation
                                          (Registrant)

                                          By: /s/          G. WADE LEWIS
                                            ------------------------------------
                                            G. Wade Lewis
                                            Chief Financial Officer
                                            (a Principal Financial Officer and
                                            authorized signatory)

Date: August 13, 1999