Form 10-Q
period 1999-10-02
SPALDING HOLDINGS CORP
filed 1999-11-16
CIK 1025193

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO_______________

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

                           [X]  Yes       [ ]  No

    The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at October 31, 1999, was 97,483,963 shares.

                               INDEX TO FORM 10-Q

                                                                                                    Page No.
                                                                                                    --------
Part I.         FINANCIAL INFORMATION

    Item 1.     FINANCIAL STATEMENTS

                   Condensed Statements of Consolidated Earnings (Loss) for the Three
                     Fiscal Months Ended October 2, 1999 and September 30, 1998 ........................ 2

                   Condensed Statements of Consolidated Earnings (Loss) for the
                     Nine Fiscal Months Ended October 2, 1999 and September 30, 1998 ................... 3

                   Condensed Consolidated Balance Sheets at October 2, 1999 and
                     December 31, 1998   ............................................................... 4

                   Condensed Statements of Consolidated Cash Flows for the Nine
                     Fiscal Months Ended October 2, 1999 and September 30, 1998 ........................ 5

                   Notes to Condensed Consolidated Financial Statements................................. 6

                   Independent Accountants' Report   .................................................. 10

    Item 2.     Management's Discussion and Analysis of Results of Operations and
                   Financial Condition    ............................................................. 11

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk ............................ 19

Part II.        OTHER INFORMATION

    Item 1.     Legal Proceedings  .................................................................... 20

    Item 6.     Exhibits and Reports on Form 8-K....................................................... 21

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CONSOLIDATED
                   EARNINGS (LOSS) FOR THE THREE FISCAL MONTHS
                  ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                     THREE FISCAL MONTHS ENDED
                                                                   ---------------------------
                                                                   OCTOBER 2,       SEPTEMBER 30,
                                                                     1999               1998
                                                                   ---------         ---------
NET SALES .................................................        $  88,641         $ 179,102
     Cost of sales ........................................           59,843           117,138
                                                                   ---------         ---------
GROSS PROFIT ..............................................           28,798            61,964

     Selling, general and administrative expenses .........           44,205            71,054
     Royalty income, net ..................................           (3,256)           (3,680)
     Restructuring and other unusual costs ................             (184)           12,427
                                                                   ---------         ---------
INCOME (LOSS) FROM OPERATIONS .............................          (11,967)          (17,837)

     Interest expense, net ................................           13,784            18,754
     Currency (gain) loss, net ............................           (1,004)             (278)
     Equity in net (earnings) loss of Evenflo Company, Inc.             (561)           (1,476)
                                                                   ---------         ---------
EARNINGS (LOSS) BEFORE INCOME TAXES .......................          (24,186)          (34,837)

     Income taxes (benefit) ...............................           (8,753)           (6,852)
                                                                   ---------         ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS .................          (15,433)          (27,985)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
     NET OF INCOME TAX BENEFIT OF $3,182 ..................                0            (5,909)
                                                                   ---------         ---------

NET EARNINGS (LOSS) .......................................        $ (15,433)        $ (33,894)
                                                                   =========         =========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CONSOLIDATED
                   EARNINGS (LOSS) FOR THE NINE FISCAL MONTHS
                  ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                     NINE FISCAL MONTHS ENDED
                                                                   ---------------------------
                                                                   OCTOBER 2,       SEPTEMBER 30,
                                                                      1999              1998
                                                                   ---------         ---------
NET SALES .................................................        $ 333,840         $ 665,493
     Cost of sales ........................................          196,893           443,807
                                                                   ---------         ---------
GROSS PROFIT ..............................................          136,947           221,686

     Selling, general and administrative expenses .........          134,879           236,012
     Royalty income, net ..................................           (8,205)           (9,490)
     Restructuring and other unusual costs ................              482            21,154
                                                                   ---------         ---------
INCOME (LOSS) FROM OPERATIONS .............................            9,791           (25,990)

     Interest expense, net ................................           41,699            59,799
     Currency (gain) loss, net ............................             (331)            1,999
     Equity in net (earnings) loss of Evenflo Company, Inc.              248            (1,476)
                                                                   ---------         ---------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS           (31,825)          (86,312)

     Income taxes (benefit) ...............................          (10,774)          (24,374)
                                                                   ---------         ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS .................          (21,051)          (61,938)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
     NET OF INCOME TAX BENEFITS OF $3,182 .................                0            (5,909)
                                                                   ---------         ---------
NET EARNINGS (LOSS) .......................................        $ (21,051)        $ (67,847)
                                                                   =========         =========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      OCTOBER 2, 1999 AND DECEMBER 31, 1998
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            (UNAUDITED)
                                                                                             OCTOBER 2,       DECEMBER 31,
                                                                                                1999              1998
                                                                                              ---------         ---------
                                                   ASSETS
CURRENT ASSETS
Cash .................................................................................        $   5,641         $   8,036
Receivables, less allowance of $2,333 and $3,491, respectively .......................           81,590            86,196
Inventories ..........................................................................           54,956            89,166
Deferred income taxes ................................................................            9,053            11,592
Other ................................................................................            2,439             1,098
                                                                                              ---------         ---------

     TOTAL CURRENT ASSETS ............................................................          153,679           196,088

Property, plant and equipment, net ...................................................           58,503            51,660
Intangible assets, net ...............................................................          109,256           112,662
Deferred income taxes ................................................................           99,751            85,838
Deferred financing costs .............................................................           16,940            19,395
Investment in Evenflo Company, Inc. ..................................................           10,103            10,340
Other ................................................................................              597               194
                                                                                              ---------         ---------
     TOTAL ASSETS ....................................................................        $ 448,829         $ 476,177
                                                                                              =========         =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Non-U.S. bank loans ..................................................................        $   5,182         $   6,531
Accounts payable .....................................................................           61,006            85,198
Accrued expenses .....................................................................           60,176            55,045
Income taxes .........................................................................              182               349
                                                                                              ---------         ---------
     TOTAL CURRENT LIABILITIES .......................................................          126,546           147,123

Long-term debt .......................................................................          537,347           524,519
Pension ..............................................................................            9,652             8,360
Post-retirement benefits .............................................................            8,043             7,549
Other ................................................................................             --                  67
                                                                                              ---------         ---------
     TOTAL LIABILITIES ...............................................................          681,588           687,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 50,000,000 shares authorized; 1,000,000 shares
  outstanding (liquidation value $100 million and related common stock warrants) .....          100,000           100,000
Common stock, $.01 par value, 150,000,000 shares authorized, 97,483,963 and 96,933,963
   shares outstanding, respectively ..................................................              975               969
Additional paid-in capital ...........................................................          452,784           452,434
Accumulated deficit ..................................................................         (782,409)         (761,358)
Treasury stock, 17,222 shares, at cost ...............................................              (77)              (77)
Deferred compensation ................................................................             (250)                0
Accumulated other comprehensive earnings (loss) - currency translation adjustments ...           (3,782)           (3,409)
                                                                                              ---------         ---------
      Total shareholders' equity (deficiency) ........................................         (232,759)         (211,441)
                                                                                              ---------         ---------
Total liabilities and shareholders' equity (deficiency) ..............................        $ 448,829         $ 476,177
                                                                                              =========         =========

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                             CONDENSED STATEMENTS OF
                   CONSOLIDATED CASH FLOWS FOR THE NINE FISCAL
                 MONTHS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30,
                                      1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                              (UNAUDITED)
                                                                                      OCTOBER 2,      SEPTEMBER 30,
                                                                                         1999              1998
                                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ..........................................................        $ (21,051)        $ (67,847)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
     operating activities:
     Write-down and write-off of inventories .................................            8,662                 0
     Depreciation ............................................................            5,946            15,264
     Equity in (earnings) loss of Evenflo Company, Inc. ......................              248            (1,476)
     Amortization of intangibles .............................................            3,354             4,423
     Deferred income taxes ...................................................          (11,374)          (24,259)
     Amortization of deferred financing costs ................................            2,455             4,047
     Extraordinary loss on extinguishment of debt ............................                0             9,091
     Other ...................................................................             (384)            2,198
Changes in assets and liabilities:
     Receivables .............................................................            4,606           (25,911)
     Inventories .............................................................           25,548            24,677
     Current liabilities, excluding bank loans ...............................          (17,378)           (7,215)
     Other ...................................................................           (1,824)            4,054
                                                                                      ---------         ---------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .................           (1,192)          (62,954)
                                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .........................................................          (12,788)          (20,174)
Sale of Evenflo and Settlement of intercompany balances:
     Sale of 57.6% of Evenflo Common Stock ...................................                0            28,800
     Sale of Evenflo Preferred Stock .........................................                0            40,000
     Repayment of intercompany debt by Evenflo ...............................                0           110,000
     Effect of cash on sale of Evenflo .......................................                0            (6,739)
                                                                                      ---------         ---------
         NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........          (12,788)          151,887
                                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under credit agreement .............................................                0          (228,800)
Net borrowings (repayment) under revolving credit loan .......................           12,828            54,600
Net borrowings (repayment) of other indebtedness .............................           (1,349)           (2,916)
Payment of financing costs ...................................................                0            (4,915)
Proceeds from issuance of preferred stock ....................................                0           100,000
Proceeds from issuance of common stock .......................................              106               111
Repurchase of common stock ...................................................                0               (52)
                                                                                      ---------         ---------
         NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........           11,585           (81,972)
                                                                                      ---------         ---------
NET INCREASE (DECREASE) IN CASH ..............................................           (2,395)            6,961
Cash balance, beginning of period ............................................            8,036             3,734
                                                                                      ---------         ---------
Cash balance, end of period ..................................................        $   5,641         $  10,695
                                                                                      =========         =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid ................................................................        $  39,817         $  57,852
Income taxes paid (refunded) .................................................              560              (398)

            See Notes to Condensed Consolidated Financial Statements

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of October 2, 1999, and the related condensed statements of consolidated earnings (loss) and of cash flows for the three and nine fiscal month periods ended October 2, 1999 and September 30, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

      The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). Spalding is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top Flite(R), Etonic(R), Strata(R), Ben Hogan(R), and Dudley(R). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs, baseballs and gloves, handballs, and clothing and equipment for many other sports.

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

      Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first-out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5,120 decrease in inventory, a $1,792 increase in deferred tax assets and an overall $3,328 decrease in equity. The accounting change decreased the net loss for the three months ended September 30, 1998 by $463 and increased the net loss for the nine months ended September 30, 1998 by $519.

NOTE 3 - INVENTORIES

                                 October 2,    December 31,
                                    1999           1998
                                  -------        -------
Finished goods ...........        $40,129         68,018
Work in process ..........          3,398          3,385
Raw materials ............         11,429         17,763
                                  -------        -------

         Total inventories        $54,956        $89,166
                                  =======        =======

Consistent with the Company's strategy of repositioning its core brands, certain products and product lines that were not consistent with the Company's marketing strategy were identified and discontinued by management during September 1999. As a result the Company recorded approximately $8,662 of inventory write-downs and write-off.

NOTE 4 - SEGMENT INFORMATION

      The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                     U.S
                                                       U.S.        Sporting
                                                       Golf          Goods     International    Evenflo      All Other      Total
                                                     ---------     ---------     ---------     ---------     ---------    ---------
Three Fiscal Months ended October 2, 1999
     Net sales ..................................    $  49,455     $  19,149     $  20,037     $    --       $    --      $  88,641
     Income (loss) from operations ..............      (11,097)       (4,429)          320          --           3,239      (11,967)

Three Months ended September 30, 1998
     Net sales ..................................    $  77,292     $  28,338     $  27,915     $  45,557     $    --      $ 179,102
     Income (loss) from operations ..............       (9,846)          842        (7,698)       (4,834)        3,699      (17,837)

Nine Fiscal Months Ended October 2, 1999
     Net sales ..................................    $ 188,554     $  61,094     $  84,192     $    --       $    --      $ 333,840
     Income (loss) from operations ..............       (2,677)       (4,179)        8,713          --           7,934        9,791

Nine Months Ended September 30, 1998
     Net sales ..................................    $ 256,645     $  82,975     $ 104,733     $ 221,140     $    --      $ 665,493
     Income (loss) from operations ..............       (9,926)       (5,797)      (15,506)       (3,243)        8,482      (25,990)

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

      U.S. Golf Products represent Spalding's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (bags, hats, club covers, towels and sports luggage).

         Spalding currently markets its golf products under the following brand names:

               GOLF BALLS          GOLF CLUBS         GOLF SHOES AND ACCESSORIES
               ----------          ----------         --------------------------
               Strata(R)           Ben Hogan(R)       Etonic(R)
               Top-Flite(R)        Top-Flite(R)       Ben Hogan(R)
               Spalding(R)         Spalding(R)        Top-Flite(R)
               Molitor(R)                             Spalding(R)

      U.S. Sporting Goods includes basketballs, softball and baseball products, volleyballs, soccer balls, athletic shoes and other sports products. These products are primarily sold under the Spalding(R) trademark. Softball products are also marketed under the Dudley(R) trademark. During the 1999 third quarter, the Company sold all the remaining inventory of the Etonic(R) athletic shoe product line. Currently, this product line is inactive.

      The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Sweden and Japan. In addition to the subsidiary operations, Spalding conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, Spalding markets a line of golf and sporting goods products similar to those in the U.S. segments.

      The "All Other" category includes worldwide licensing and other items not allocable to one of the segments. Worldwide licensing is a result of Spalding granting licensees the exclusive right to use specified Spalding trademarks for specific product categories, in specific markets. The Spalding(R), Top-Flite(R), Etonic(R) and Ben Hogan(R) names are licensed in a broad range of product categories, including shoe and apparel lines. In exchange for these exclusive licenses, the Spalding receives royalty fees. The majority of royalty revenues are generated in the U.S. and Japanese markets.

NOTE 5 - INVESTMENT IN AFFILIATE

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

      Summarized financial information of Evenflo for the three and nine months ended September 30, 1999 is set forth below.

                     CONDENSED INCOME STATEMENT INFORMATION

                                                                   THREE                   NINE
                                                                MONTHS ENDED            MONTHS ENDED
                                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                             ------------------      ------------------
Net sales ...............................................        $  93,550                $ 258,595
                                                                 =========                =========
Gross profit ............................................        $  23,372                $  62,440
                                                                 =========                =========
Earnings (loss) before income tax and extraordinary items        $     719                $  (2,054)
                                                                 =========                =========
Net earnings (loss) .....................................        $   1,324                $    (583)
                                                                 =========                =========
Company's proportionate share (42.4%) ...................        $     561                $    (248)
                                                                 =========                =========

NOTE 6 - CONTINGENCIES

      The Company, Spalding and Evenflo are plaintiffs and defendants in numerous lawsuits incidental to its current and former operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state, and local environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites, and is still negotiating on other sites. The settlement amount and estimated liabilities are not considered significant by the Company based on present facts.

      Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.

      Effective with the Reorganization on August 20, 1998, the Company and Evenflo entered into an indemnity agreement whereby the Company and Evenflo indemnified the other against liability or obligation related to their respective operations or business whether arising prior to or after the Reorganization. Additionally, the Company indemnified Evenflo against damages including recall or other corrective action relating to any products manufactured by Evenflo prior to the close of business on August 20, 1998. The estimated liability as of October 2, 1999 recorded by the Company related to these matters is approximately $1,100.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

      For the three fiscal months ended October 2, 1999 and September 30, 1998, the comprehensive income (loss) was $(16,050) and $(29,891), respectively. For the nine fiscal months ended October 2, 1999 and September 30, 1998, the comprehensive income (loss) was $(21,424) and $(63,783), respectively. The components of the Company's comprehensive income (loss) are net income (loss) adjusted for currency translation adjustments.

NOTE 8 - EQUITY

      During the third quarter, the Company issued approximately 5.2 million stock options to management and certain key employees at an exercise price of $2.00 per share. In accordance with the Company's policy and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", no stock-based compensation was recorded as a result of the grant of options in the current period.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts


      We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of October 2, 1999, and the related condensed consolidated statements of earnings (loss) for the three and nine fiscal months ended October 2, 1999 and September 30, 1998 and of condensed consolidated cash flows for the nine fiscal months ended October 2, 1999 and September 30, 1998. These financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
November 10, 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

      Sections of this Form 10-Q, including Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operation and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer preferences; a decline in the demand for merchandise offered by the Company; failure of the Company's brand repositioning strategy and organizational restructuring; competitive influences; changes in levels of consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected or a downturn in the consumer products industry; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; any unforeseen problems relating to the implementation of an integrated information system, or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

      Basis Of Presentation. As previously stated, on August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies. Accordingly, the unaudited financial statements presented for the three and nine months ended September 30, 1998 include the results of operations and cash flows for Evenflo. For improved comparability, the Company has provided below, summary pro forma results of operations for the three and nine months September 30, 1998 giving impact to the elimination of Evenflo from the historical information as if the Reorganization had occurred on January 1, 1998. The management's discussion and analysis provides analysis comparing the pro forma September 30, 1998 financial statements. For additional information on business segments, see Note 4 in the Notes to Condensed Consolidated Financial Statements included elsewhere in the Form 10-Q.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CONSOLIDATED
                  EARNINGS (LOSS) FOR THE FISCAL THREE AND NINE
                   MONTHS ENDED OCTOBER 2, 1999 AND PRO FORMA
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 GIVING EFFECT TO THE
                       EXCLUSION OF EVENFLO COMPANY, INC.
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          (UNAUDITED)                         (UNAUDITED)
                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  ---------------------------         ---------------------------
                                                                                    PROFORMA                            PROFORMA
                                                                  OCTOBER 2,         SEPT 30,         OCTOBER 2,        SEPT 30,
                                                                    1999              1998              1999              1998
                                                                  ---------         ---------         ---------         ---------
NET SALES ................................................        $  88,641         $ 133,545         $ 333,840         $ 444,346

   Cost of sales .........................................           59,843            79,670           196,893           267,286
                                                                  ---------         ---------         ---------         ---------
GROSS PROFIT .............................................           28,798            53,875           136,947           177,060

   Selling, general and administrative expenses ..........           44,205            58,108           134,879           189,230
   Royalty income, net ...................................           (3,256)           (3,654)           (8,205)           (9,186)
   Restructuring and other unusual costs .................             (184)           12,424               482            19,768
                                                                  ---------         ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS ............................          (11,967)          (13,003)            9,791           (22,752)

   Interest expense, net .................................           13,784            17,095            41,699            52,530
   Currency (gain) loss, net .............................           (1,004)             (470)             (331)            1,370
   Equity in net (earnings) loss of Evenflo Company, Inc.              (561)           (1,476)              248            (1,476)
                                                                  ---------         ---------         ---------         ---------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS          (24,186)          (28,152)          (31,825)          (75,176)

   Income taxes (benefit) ................................           (8,753)           (9,120)          (10,774)          (24,222)
                                                                  ---------         ---------         ---------         ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS ................          (15,433)          (19,032)          (21,051)          (50,954)

   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
          NET OF INCOME TAX BENEFIT ......................               --             4,609              --               4,609
                                                                  ---------         ---------         ---------         ---------
NET EARNINGS (LOSS) ......................................         $(15,433)        $ (23,641)        $ (21,051)        $ (55,563)
                                                                  =========         =========         =========         =========

RESULTS OF OPERATIONS

      THREE MONTHS ENDED OCTOBER 2, 1999 ("1999 THIRD QUARTER") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 THIRD QUARTER").

      Net Sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased 33.7% to $88.6 million for the 1999 third quarter compared to $133.5 million for the 1998 third quarter. U.S. Golf net sales decreased 36.0% to $49.5 million for the 1999 third quarter compared to $77.3 million for the same quarter in 1998. The decrease in net sales was expected as the Company continued its plan to exit low margin products and as a result of a soft U.S. market for golf products. U.S. Sporting Goods decreased 32.5% to $19.1 million for the 1999 third quarter compared to $28.3 million for the same quarter in 1998. The decrease is across all product lines, but is primarily attributable to the elimination of many lower end and less profitable businesses in all product categories. International sales decreased 28.3% to $20.0 million for the 1999 third quarter compared to $27.9 million for the comparable period in 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan.

      Gross Profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $28.8 million in the 1999 third quarter from $53.9 million for the 1998 third quarter, a decrease of $25.1 million or 46.6%. Also, gross profit as a percentage of net sales decreased to 32.5% for the 1999 third quarter from 40.4% for the comparable prior year quarter. This decrease is due to the write-down and write-off of inventories in the 1999 third quarter of approximately $8.7 million that were consistent with the Company's marketing strategy of repositioning its core brands.

      Excluding these inventory charges, gross profit as a percentage of net sales increased by 1.9% for the 1999 third quarter as compared to the 1998 third quarter. The increase in the gross profit margin was driven by improved margins in golf ball, as well as increased international gross profit margins. The U.S. golf ball gross profit margins improved as a result of stronger sales in the higher tier Strata(R) and Top-Flite(R) families than in the lower-end golf balls. These gains were partially offset by a decrease in margin rates for golf clubs and accessories as a soft market, excess trade inventories and competition continue to place downward pressure on prices of these products.

      Selling, General and Administrative ("SG&A") Expenses decreased to $44.2 million for the 1999 third quarter from $58.1 million for the 1998 third quarter, a decrease of $13.9 million or 23.9%.

      SG&A in the U.S. decreased to $36.9 million for the 1999 third quarter from $47.7 million for the 1998 third quarter, a decrease of $10.8 million or 22.6%. The decrease is primarily attributable to (i) $1.2 million of lower advertising expenses, primarily due to a reduction in advertising golf clubs and
(ii) $9.6 million of reduced selling and administrative costs (net of costs associated with the implementation of a new integrated information system for domestic operations) associated with the restructuring of the sales force and corporate office activities. Internationally, the SG&A expense decreased to $7.3 million from $10.4 million, a decrease of $3.1 million or 29.8%. The decrease in the International segment was primarily the result of expense eliminated within the restructured operations in Japan, Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

      Royalty Income decreased to $3.3 million in the 1999 third quarter from $3.7 million in the 1998 third quarter, a decrease of $0.4 million or 10.8%. The decrease was due primarily to a reduction in licensing revenue for athletic footwear.

      Restructuring and other unusual costs. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, the plan was expanded to reduce the infrastructure needed to support the international operations by converting subsidiary operations to distributors in Mexico, France, Germany, Italy and Spain and downsizing operations in Japan. This restructuring resulted in the elimination of approximately 120 international positions at various levels. Additionally, the U.S. operations incurred certain management severance costs associated with the elimination of approximately 100 domestic positions and the closing of the former headquarters in Tampa, Florida. During the 1999 third quarter, the Company recorded $0.2 million of income primarily related to the reversal of a previously established restructuring accrual for a specific foreign subsidiary that is currently closed.

      The Company aggressively continues its plan to consolidate its operations. The Company paid $1.2 million of these restructuring costs in the 1999 third quarter and charged $0.8 million in the 1999 third quarter of non-cash write-offs against the restructuring accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999. As of October 2, 1999, the total amount accrued for restructuring charges is $6.2 million, relating principally to severance and remaining lease payments and exit costs on an abandoned property.

      Interest Expense decreased $3.3 million to $13.8 million in the 1999 third quarter from $17.1 million in the 1998 third quarter, a decrease of 19.3%. The decrease is principally due to the sale of a majority interest in Evenflo and the related payment of $278.8 million of debt on August 20, 1998. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10-3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowings and other financing agreements for the 1999 third quarter was approximately $542.2 million compared to approximately $658.7 million then in effect during the 1998 third quarter.

      Net Currency Gains of $1.0 million represent an increase of $0.5 million in the 1999 third quarter in comparison to the 1998 third quarter gain of $0.5 million. See "Liquidity and Capital Resources".

     Income Taxes were a tax benefit of $8.8 million for the 1999 third quarter, which represents an effective tax rate of 36.2% in relation to earnings (loss) before income taxes of $24.2 million. The effective tax rate varied from a U.S. federal statutory rate of 34% due to the Company's portion of Evenflo's net income of $0.6 million for the 1999 Third Quarter for which tax expense has not been recognized as prior equity losses had attributed no tax benefit. This was offset by actual non-U.S. witholding taxes paid during the quarter.

      Net Loss was $15.4 million for the 1999 third quarter compared to a net loss of $23.6 million for the 1998 third quarter. The $8.2 million decrease in net losses was a result of a $1.0 million increase in earnings from operations, plus a decrease in interest expense of $3.3 million, a $0.5 million increase in currency gains and an extraordinary loss incurred in the 1998 third quarter of $4.6 million for the early extinguishment of debt (net of taxes). These gains were offset by $0.4 million of lower income tax benefit and a $0.9 million change in earnings related to the Company's remaining investment in Evenflo of $0.6 million in the 1999 third quarter as compared to $1.5 million in the 1998 third quarter.

      NINE MONTHS ENDED OCTOBER 2, 1999 ("1999 NINE MONTHS") AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 NINE MONTHS").

      Net Sales are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased 24.9% to $333.8 million for the 1999 nine months compared to $444.3 million for the 1998 nine months. U.S. Golf net sales decreased 26.5% to $188.6 million for the 1999 nine months compared to $256.6 million for the same period in 1998. The decrease in net sales was expected as the Company continued its plan to exit lower-end and less profitable businesses in all product categories. U.S. Sporting Goods decreased 26.4% to $61.1 million for the 1999 nine months compared to $83.0 million for the same period in 1998. The decrease is across all product lines, but is primarily attributable to the elimination of many lower end, unprofitable products. International sales decreased 19.7% to $84.1 million for the 1999 nine months compared to $104.7 million for the comparable period in 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan.

      Gross Profit is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. The Company's gross profit decreased to $136.9 million in the 1999 nine months from $177.1 million for the 1998 nine months, a decrease of $40.2 million or 22.7%. At the same time, gross profit as a percentage of net sales increased to 41.0% for the 1999 nine months from 39.8% for the comparable prior year period. Excluding inventory write-offs taken in the 1999 third quarter of approximately $8.7 million, the increase in gross profit margin for the 1999 nine months as compared to the 1998 nine months is 3.8%.

      The increase in the gross profit margin rates were primarily driven by improved margins in golf balls, golf accessories, basketballs, as well as increased international gross profit margins.

      Selling, General and Administrative ("SG&A") Expense decreased to $134.9 million for the 1999 nine months from $189.2 million for the 1998 nine months, a decrease of $54.3 million or 28.7%.

      SG&A in the U.S. decreased to $111.0 million from $149.4 million, a decrease of $38.4 million or 25.7%. The decrease is primarily attributable to
(i) $17.1 million of lower advertising expenses related to golf clubs and (ii) $21.3 million of reduced selling and administrative costs, net of costs associated with the implementation of a new integrated information system for domestic operations) associated with the restructuring of the sales force and corporate office activities. Internationally, the SG&A expense decreased to $23.9 million from $39.9 million, a decrease of $16.0 million or 40.1%. The decrease in the International segment was primarily the result of expense reduced within Japan's downsized operation and the closures in Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

      Royalty Income decreased to $8.2 million in the 1999 nine months from $9.2 million in the 1998 nine months, a decrease of $1.0 million or 10.9%. The decrease is primarily due to lower clothing royalties and athletic footwear in the U.S., a result of a reorganization of the product category and the discontinuance of licensees that no longer matched the Company's brand strategies.

      Restructuring and other unusual costs. In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998, the plan was expanded to reduce the infrastructure needed to support the international operations by converting subsidiary operations to distributors in Mexico, France, Germany, Italy and Spain and downsizing operations in Japan. This facility restructuring resulted in the elimination of approximately 120 international positions at various levels. Additionally, the U.S. operations incurred certain management severance costs associated with the elimination of approximately 100 domestic positions and the closing of the former headquarters in Tampa, Florida. During the 1999 nine months, the Company recorded $0.8 million of additional charges related to the restructuring of its operations, primarily management severance and related expenses. These charges are offset by approximately $0.3 million of restructuring income recorded in certain foreign operations for the reduction of previously established accruals and cash received from customers that was previously written off.

      The Company aggressively continues its plan to consolidate its operations. The Company paid $4.5 million of these restructuring costs in the 1999 nine months and charged $1.5 million in the 1999 nine months of non-cash write-offs against the restructuring accruals and currently anticipates that the remaining restructuring actions will be substantially completed by the end of 1999.

      Interest Expense decreased $10.8 million to $41.7 million in the 1999 nine months from $52.5 million in the 1998 nine months, a decrease of 20.6%. The decrease is principally due to the sale of a majority interest in Evenflo and the related repayment of $278.8 million of debt on August 20, 1998. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10-3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing and other financing agreements for the 1999 nine months was $548.5 million compared to $725.2 million then in effect during the 1998 nine months.

      Net Currency Gains of $0.3 million were $1.7 million higher in the 1999 nine months than in the 1998 nine months. See "Liquidity and Capital Resources".

      Income Taxes were a tax benefit of $10.8 million for the 1999 nine months, which represents an effective tax rate of 34.0% in relation to a loss before income taxes of $31.8 million.

      Net Loss was $21.1 million for the 1999 nine months compared to $55.6 million for the 1998 nine months. The $34.5 million decrease in the net loss was a result of a $32.6 million increase in earning from operations, plus a decrease in interest expense of $10.8 million, a $1.7 million decrease in currency losses and a $4.6 million extraordinary loss incurred in 1998 for the early extinguishment of debt (net of taxes). These gains were offset by $13.4 million of lower income tax benefit and a $1.7 million difference in the $0.2 million loss related to the Company's remaining investment in Evenflo for the 1999 nine months as compared to earnings of $1.5 million for the 1998 nine months.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At October 2, 1999, the Company had an available borrowing capacity under the Credit Facility of $59.7 million (net of $33.8 million of outstanding letters of credit and bankers' acceptances). The Company does not have any required amortization of Term Loans in calendar 1999.

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

      For the 1999 nine months, the Company used $14.0 million in cash before financing activities to fund $12.8 million in capital expenditures (primarily an integrated computer system). Operating activities used $1.2 million of cash. Cash usage in the 1999 nine months was funded from $11.5 million in net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations.

      Net cash flows used in operating activities were $1.2 million in the 1999 nine months compared to cash used in operating activities of $ 62.9 million for the 1998 nine months. The $61.7 million lower use of cash for operating activities when compared to the 1998 nine months was due to a $21.2 million lower use of cash for working capital and a $46.8 million decrease in the net loss. Such amounts were offset by a $6.3 million decrease in other non-cash charges affecting cash flow from operations.

      Capital expenditures during the 1999 nine months relate primarily to the implementation of a new integrated computer system. The company expects to fund $13.6 in capital expenditures for the remainder of 1999.

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

      EBITDA represents earnings before interest, taxes, depreciation and amortization, and excludes extraordinary items. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth the calculation of the Company's EBITDA for the 1999 and 1998 (proforma basis) third quarter and the 1999 and 1998 (proforma basis) nine months.

                                  (UNAUDITED)                     (UNAUDITED)
                              THREE MONTHS ENDED               NINE MONTHS ENDED
                          -------------------------        --------------------------
                                           PROFORMA                          PROFORMA
                         OCTOBER 2,        SEPT 30,        OCTOBER 2,        SEPT 30,
                            1999             1998             1999             1998
                          --------         --------         --------         --------
Net loss .........        $(15,433)        $(23,637)        $(21,051)        $(55,559)
Interest expense .          13,784           17,095           41,699           52,530
Income taxes .....          (8,753)          (9,120)         (10,774)         (24,222)
Depreciation .....           1,987            2,084            5,946            6,555
Amortization .....           1,121            1,390            3,354            3,406
Extraordinary loss               0            4,605                0            4,605
                          --------         --------         --------         --------
EBITDA ...........        $ (7,294)        $ (7,583)        $ 19,174         $(12,685)
                          ========         ========         ========         ========

      SUBSEQUENT EVENT

      During October 1999, the Company completed the implementation of a fully-integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company has temporarily returned its prior computer system to deliver a level of distribution activity that will meet the ongoing demands for its products. The start-up issues associated with the new computer system are not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

      YEAR 2000

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

      The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed. Of those software systems requiring remediation or replacement, all material systems have already been remediated. In addition, all mission critical computer hardware in the Company's home offices, manufacturing center and distribution center that was not Year 2000 compliant has been remediated and hardware and software unique to the Company's offices located outside the United States has been remediated. The Company will continue to apply Year 2000 upgrades immediately upon notification of its information technology providers.

      The Company engaged a consultant to assist in the evaluation of the equipment used in the Company's manufacturing center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation was completed in December 1998, and remediation or replacement of manufacturing center equipment found not to be Year 2000 compliant is completed.

      The costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant have been anticipated as part of the Company's planned information systems spending. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $1.3 million of which approximately $0.6 million has been or will be expensed as incurred, and $0.7 million has been or will be capitalized. Future costs, if any, will be incurred as part of the integrated software implementation. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing materially different from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' not becoming Year 2000 compliant on a timely basis.

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

      The Company's Year 2000 compliance project included development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company's contingency plan is substantially complete at October 31, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133, is effective for all periods beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

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

      As of October 2, 1999, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                       Weighted
                                                        Average
                                   Contract            Contract          Unrealized
                                    Amount               Rate            Gain (Loss)
                                    ------               ----            -----------
         Foreign currency forward
          contracts:
         British pound ............ $  850              1.6214             $  (10)
         Canadian dollar .......... $  976              1.4812             $   (4)
                                    ------                                 ------
               Total .............. $1,826                                 $  (14)
                                    ======                                 ======

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

      In order to reduce the impact of fluctuating rates on its variable rate debt, on April 14, 1999, the Company entered into an interest rate cap on $300.0 million of its variable rate, Eurodollar debt associated with the Credit Facility (total variable rate, Eurodollar debt at October 2, 1999 was $318.2 million). The cap has a strike rate of 5.16% and has a termination date of December 31, 1999. At October 31, 1999, the effective Eurodollar debt interest rate was 6.185%.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

3.1 Certificate of Amendment of the Certificate of Incorporation of Evenflo and Spalding Holdings Corporation

15 Letter in lieu of consent of Deloitte & Touche LLP RE: unaudited interim financial information

27.1     Fiscal nine months ended October 2, 1999 Financial Data Schedule

27.2     Restated nine months September 30, 1998 Financial Data Schedule (*)

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated October 1, 1999 to announce the appointment of Dan Frey as chief financial officer.

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated October 1, 1999 to disclose additional pro forma financial information as a result of the separation of Spalding Holdings Corporation and Evenflo Company, Inc. into two stand-alone companies, effective August 21, 1998.

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

                                   Spalding Holdings Corporation
                                   (Registrant)
                                   By:  /s/  Daniel S. Frey
                                        ---------------------------------------
                                             Daniel S. Frey
                                             Chief Financial Officer
                                             (a Principal Financial Officer and
                                             authorized signatory)


Date:    November 15, 1999