Form 10-K
period 1999-12-31
SPALDING HOLDINGS CORP
filed 2000-03-30
CIK 1025193

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The number of shares of the registrant's Common stock, par value $.01 per share, outstanding at March 20, 2000, was 98,401,747 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SPALDING HOLDINGS CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1    Business....................................................    2
Item 2    Properties..................................................   10
Item 3    Legal Proceedings...........................................   10
Item 4    Submission of Matters to a Vote of Security Holders.........   11

PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6    Selected Financial Data.....................................   12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8    Financial Statements and Supplementary Data.................   26
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54

PART III
Item 10   Directors and Executive Officers of the Company.............   54
Item 11   Executive Compensation......................................   57
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   61
Item 13   Certain Relationships and Related Transactions..............   63

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   65

                                     PART I

ITEM 1:  BUSINESS

     Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. (formerly Spalding & Evenflo Companies, Inc.) ("Spalding"). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and baseball bats, balls and gloves, and clothing and equipment for many other sports.

     On September 30, 1996, the Company underwent a recapitalization (the "Recapitalization") under the Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") whereby Strata Associates L.P. ("Strata"), an entity organized by Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired control of the Company from Abarco N.V. ("Abarco"), the prior parent of the Company. For additional information on the Recapitalization see Note A of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

     Prior to August 20, 1998, Evenflo Company, Inc. ("Evenflo") was also a subsidiary of the Company. Evenflo markets specialty juvenile products under the EVENFLO(R), GERRY(R) and SNUGLI(R) trade names including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

     On August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (the "Reorganization"). As part of the reorganization, KKR 1996 Fund L.P., an affiliate of the Company, acquired 51% of the outstanding shares of common stock of Evenflo from Spalding for a purchase price of $25.5 million and preferred stock of Evenflo from Spalding for a purchase price of $40.0 million. In addition, Great Star Corporation, an affiliate of Abarco, N.V. (a shareholder of the Company) acquired 6.6% of the outstanding shares of Evenflo from Spalding for a purchase price of $3.3 million. Following completion of the Reorganization, the Company's headquarters in Tampa, Florida were closed and its functions transferred to the separate Spalding and Evenflo operations. After giving effect to the Reorganization, the Company continued to own 42.4% of the common stock of Evenflo. On December 23, 1999, the Company sold its remaining investment in Evenflo's common stock to the KKR 1996 Fund L.P. for $23.6 million.

     Subsequent to the realignment of the businesses, the Company elected Edwin
L. Artzt (former Chairman and Chief Executive Officer of Procter & Gamble Company) in October 1998 as Chairman of the Board of Directors and hired James
R. Craigie (formerly an Executive Vice President of Kraft, Inc.) in December 1998 as President and Chief Executive Officer. Under this new leadership, the management of the Company has formulated new brand strategies for its key product lines and repositioned its businesses to improve earnings and cash flow and grow market share. The Company is in the final phases of a plan that is designed to reposition the SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R) brands within the sporting goods industry.

     In concert with its new brand strategy, the Company repositioned its golf ball line under the brand names STRATA(R) and TOP-FLITE(R) (XL(TM) and XL 2000(TM)) and realigned the golf club brands of BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) to more clearly define their target audience. In recognition of continuing golf club market softness and competitive pricing pressures as well as the Company's new strategic direction, the Company implemented pricing and other actions that contributed to writing down the value of those products that were inconsistent with the repositioned brands by $20.6 million during the period October 1, 1998 through December 31, 1998 and by $8.7 million during 1999. The inventory writedowns allow the Company to execute its new strategies without the burden of discontinued products.

     On January 19, 1999 the Company filed Form 8-K electing to change its year end from September 30 to December 31. The financial statements in this Form 10-K include the consolidated balance sheet as of December 31, 1999 and 1998 and the statements of operations, statement of consolidated cash flows, and statements of consolidated shareholders' equity (deficiency) for the year ended December 31, 1999, the period from October 1, 1998 through December 31, 1998 (the "Transition Period"), and for the fiscal years ended September 30, 1998 and 1997.

     All references to fiscal year in this Form 10-K refer to the fiscal year ending on September 30th of each year. For periods prior to the date of the Reorganization, references to the Company include Spalding and Evenflo on a consolidated basis. After August 20, 1998, references to the Company mean the operations of Spalding and its equity investment in Evenflo until December 23, 1999. References to fiscal 1998 include the operations of Spalding for the entire fiscal year ending September 30, 1998, the operations of Evenflo for the period from October 1, 1997 to August 20, 1998 and the Company's 42.4% equity investment in Evenflo from August 21, 1998 to September 30, 1998.

     All references to market share and demographic data in this Form 10-K are based on industry publications and Company data.

SPALDING

     Spalding is one of the most recognized consumer product companies serving the sporting goods industry, and in 1998, sold more golf balls, basketballs and softballs than any other company in the U.S.

     Spalding was founded in 1876 by Hall of Fame baseball pitcher Albert G. Spalding and is one of the oldest, largest and best-known sporting goods companies in the world. Spalding produced the first official major league baseball in 1876 and the first basketballs and volleyballs in the 1890's. Additional early achievements were the first U.S.-made footballs, golf clubs, golf balls, tennis rackets and tennis balls. Spalding introduced the first "dimpled" golf ball in the United States in 1908; the first two-piece, solid core golf ball in 1966, which today is the most commonly played type of ball; the Surlyn cut-resistant golf ball cover in 1971; and the first multi-layer golf ball in 1996. Spalding continues to focus on creating innovative new products and Spalding's products are endorsed by numerous leagues and players.

     With net sales of $431.2 in 1999, $56.8 million during the Transition Period and $536.9 million in fiscal 1998, Spalding is a leader in the $2.7 billion U.S. wholesale golf industry and in the $60 billion U.S. wholesale sporting goods industry, with some of the most widely recognized branded consumer product names such as SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R). Spalding's brand names are currently featured on over 2,000 products with an emphasis on two primary categories: (i) golf products and (ii) sporting goods products. Spalding also licenses the brand names on an assortment of athletic products, including apparel and footwear. To broaden Spalding's line of golf products, in July 1996 the Company acquired Etonic's line of golf accessories and in November 1997 the Company acquired Hogan's line of golf clubs, and accessories. Golf products include golf balls sold under the STRATA(R), TOP-FLITE(R) and SPALDING(R) brand names; golf clubs sold under the BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) brand names; golf shoes sold under the ETONIC(R) brand name and accessories sold under the STRATA(R), BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) brand names. Sporting goods products (other than golf and softball) and licensed products are sold primarily under the SPALDING(R) brand.

     For information on sales by industry segment, see Note G of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

     GOLF PRODUCTS

     GENERAL. Golf products are Spalding's largest product category generating worldwide net sales of $334 million in 1999, $30 million during the Transition Period and $407 million in fiscal 1998, or approximately 77%, 53% and 76% of Spalding's total worldwide net sales, in these respective periods. Spalding is the U.S. market share leader in the manufacture and marketing of golf equipment, primarily under its TOP-FLITE(R), STRATA(R) and BEN HOGAN(R) brand names, as well as an industry leader in introducing innovative new golf products. Spalding offers a comprehensive array of golf clubs, golf shoes and other golf accessories. Spalding's golf products are endorsed by leading golf professionals including Lee Trevino, Justin Leonard, Mark O'Meara, Jim Furyk, Hal Sutton and Kelli Kuehne.

     GOLF BALLS. The worldwide market for golf ball sales was $1.2 billion in 1998. Spalding's worldwide net sales totaled $235 million in 1999, $22 million during the Transition Period and $218 million in fiscal 1998. Spalding currently markets its line of golf balls under numerous names including STRATA(R) TOUR PROFESSIONAL(TM), STRATA(R) ML BALATA(TM), STRATA(R) DISTANCE(TM), TOP FLITE(R) XL 2000(TM) and TOP FLITE(R) XL(TM). Spalding believes that its family of TOP-FLITE(R) golf balls has sold more golf balls than any other family of golf balls in the world. Spalding focuses its marketing efforts on pro shops, off-course golf specialty shops, sporting goods stores and other retail outlets where the STRATA(R) and TOP-FLITE(R) names are widely recognized.

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

     GOLF CLUBS. Worldwide sales of golf clubs generated $51 million in 1999, $2 million during the Transition Period and $112 million in fiscal 1998. In 1998, the worldwide wholesale sales of golf clubs was estimated at $3 billion. Spalding's strategy is to design golf clubs for men, women and seniors of all ability levels. BEN HOGAN(R) APEX(TM) branded clubs are premium forgings designed for the world's most discriminating players. During the fourth quarter of 1999, the BEN HOGAN(R) line successfully introduced the APEX PLUS(TM) irons. These clubs combine forged craftsmanship with perimeter weighting and are designed for game improvement for the better and average golfer. APEX(TM) and APEX PLUS(TM) irons are sold primarily in pro-shops and off-course golf specialty stores. TOP-FLITE(R) clubs are premium metal castings that utilize design features such as perimeter weighting, graphite shafts, titanium head inserts and the Company's patented stabilizer bar design. TOP-FLITE(R) branded clubs are played on the professional tours and are primarily sold in the better pro shops, off-course shops and sporting goods stores. SPALDING(R) branded clubs historically satisfied the recreational/value segments of the market. SPALDING(R) clubs have been primarily sold in the off-course golf shops, sporting goods stores, mass merchants and warehouse clubs. The Company periodically updates all of the club products through computer-aided design and modeling software and technical advances in head, shaft and grip designs available in the market.

     GOLF SHOES AND ACCESSORIES. Spalding is a leading designer and marketer of professional grade spikeless golf shoes and premium golf gloves under the ETONIC(R) brand (acquired in 1996). In 1999, ETONIC(R) golf shoes and gloves are marketed under several brand names including the DIFFERENCE TOUR(TM) and DIFFERENCE 2000(TM), both of which are premium grade products used by touring professionals. During 1999, the Company introduced the ETONIC(R) DIFFERENCE 2000(TM) golf shoe. Premium golf accessories, including golf bags, hats, club covers, tees, towels, and sports luggage are sold under the BEN HOGAN(R) and TOP-FLITE(R) brand names. In the golf shoe and accessories category, Spalding generated net sales of $48 million in 1999, $6 million during the Transition Period and $78 million in fiscal 1998. In 1998, the worldwide wholesale market for golf shoes and accessories was approximately $1.1 billion.

SPORTING GOODS PRODUCTS

     GENERAL. The sporting goods products segment includes basketballs, a broad line of softball products, volleyballs, soccer balls and other sports products. Spalding's sporting goods products (other than golf) accounted for $97 million of net sales in 1999, $27 million in the Transition Period and $130 million in fiscal 1998.

     BASKETBALLS. Spalding produced the first basketball in 1894 and is the worldwide market share leader in the estimated $145 million (1998) U.S. market for basketballs and basketball accessories. Net sales were $46 million in 1999, $13 million in the Transition Period and $58 million in fiscal 1998. Spalding is the exclusive official basketball of the NBA and WNBA and has used these endorsements, as well as the endorsement of other leagues and professional players, to gain U.S. and worldwide market share in this product category.

Spalding's NBA license extends through July 2001, while its WNBA license extends through September 2002. Internationally, the Spalding basketball is the official basketball of professional leagues and national teams in more than 25 basketball markets.

     Spalding continues to develop its leadership in the basketball market through innovative product designs such as the ZK-Composite(R) basketball and the Zi/O(R) indoor/outdoor basketball. Introduced in 1991, the ZK-Composite(R) basketball utilizes composite materials technology to offer excellent performance characteristics at lower price points than leather balls.

     OTHER SPORTS PRODUCTS. Spalding markets a number of other sporting goods and sports related products serving softball, volleyball, soccer, football, and other sports activities. Worldwide net sales of such items totaled $51 million in 1999, $14 million during the Transition Period and $72 million in fiscal 1998. No single sporting good product (other than basketball) accounted for more than 10% of the Company's total revenues in 1999, the Transition Period or fiscal 1998. Spalding's DUDLEY(R) brand is the leading supplier of softballs in the world. Spalding also produced the first volleyball in 1895 and today is a leading provider of volleyballs in the U.S. Spalding has the endorsement for volleyballs of the NCAA and the American Volleyball Association (AVA).

     LICENSING. Spalding is one of the leading general sports brand licensors with approximately 80 licensees and sub-licensees worldwide. In exchange for royalty fees, Spalding grants licensees the exclusive right to use specified Spalding trademarks in product categories and geographical areas where Spalding does not enjoy competitive advantages as a manufacturer of sporting goods. The SPALDING(R), TOP-FLITE(R) ETONIC(R) and BEN HOGAN(R) brand names are licensed in over 100 product categories. Other Spalding licensed products include sport bags and other accessories. Worldwide sales of licensed Spalding products totaled approximately $271 million in 1999, $48 million during the Transition Period and $259 million in fiscal 1998. The loss of any single licensee would not be material to the Company.

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

     INTERNATIONAL. Spalding sells or licenses its products in over 95 countries through approximately 100 independent distributors and six wholly-owned foreign subsidiaries in Australia, Canada, Japan, New Zealand, Sweden and the United Kingdom. Spalding's international sales were $101 million in 1999, $15 million for the Transition Period, and $128 million in fiscal 1998, due in large part to the popularity of golf and basketball outside the United States.

     SALES, MARKETING AND DISTRIBUTION. In the U.S., Spalding primarily sells its products directly to approximately 20,000 retailers, including pro shops and ranges, off-course golf specialty shops, sporting goods stores and mass merchants. The Company also markets to corporations for special events, the military and warehouse clubs and generates sales from catalogs. Outside of the U.S., Spalding maintains direct sales, marketing and distribution activities in Canada, Australia, United Kingdom, Sweden, and New Zealand. Liaison offices in Japan and Italy assist in the co-ordination of the regional distributors in the Japanese/ Southeast Asian markets and European markets, respectively, as well as assist in the development activity in the respective regions. During 1999, the Transition Period and in fiscal 1998, one U.S. customer amounted to 13%, 24% and 13%, respectively, of net sales.

     Marketing for Spalding's golf and sporting goods products utilizes the endorsements of professional and amateur leagues and players. Spalding believes that endorsements by professional athletes and affiliations with sports organizations enhance Spalding's image and improve sales of its products.

     Spalding's golf marketing campaign incorporates all of its golf products and is intended to develop the BEN HOGAN(R), STRATA(R) and ETONIC(R) brands as ultra-premium products, designed for the world's most discriminating players and played on the professional tours. In addition, the marketing campaign is designed to develop TOP-FLITE(R) as a global "megabrand" for performance grade golf products.

     MANUFACTURING, PRODUCT PROCUREMENT AND RAW MATERIALS. The manufacture of Spalding products involves a number of highly specialized processes. Spalding manufactures golf balls, finishes custom golf balls and assembles its golf clubs at its own facilities. Spalding's primary manufacturing facility is located in Chicopee, Massachusetts and comprises approximately 838,000 square feet of manufacturing, office and distribution space. Spalding believes that it is one of the lowest cost producers of golf balls in the world.

     Spalding utilizes third-party manufacturers, located primarily in China, Thailand, Taiwan and other countries in Southeast Asia, to produce most of its non-golf ball products. Such third-party manufacturers produced products and components representing approximately 57%, 62% and 58% of Spalding's net sales in 1999, the Transition Period and fiscal 1998, respectively. No supplier accounted for products representing more than 10% of Spalding's 1999, Transition Period or fiscal 1998 net sales. Spalding believes it has alternative sources of supplies for substantially all of the products currently produced by third-party manufacturers.

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

     The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At December 31, 1999, Spalding owned 265 patents and had 152 applications pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

     SEASONALITY. Spalding's business is seasonal, as many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. For 1999, Spalding's quarterly net sales as a percentage of its total net sales were approximately 26%, 30%, 21% and 23%, respectively, for the first through the fourth quarters of 1999.

     COMPETITION. The sporting goods industry is highly competitive. Spalding competes primarily on the basis of product features, brand recognition, quality and price. Spalding competes with numerous national and international companies that manufacture and distribute sporting goods and related equipment and sports apparel. Certain of Spalding's competitors offer types of sports equipment not sold by Spalding. Some of Spalding's competitors are larger and have substantially greater financial and other resources than the Company. Spalding competes in one or several individual market segments against competitors such as Acushnet Company (a subsidiary of Fortune Brands, Inc., the producer of Titleist, Footjoy and Cobra golf products), Callaway Golf Co., Karsten Manufacturing Corp. (producers of Ping golf products), Nike, Inc., Rawlings Sporting Goods Company, Inc., Taylor Made (a subsidiary of Adidas AG) and Wilson Sporting

Goods Co. (a subsidiary of Amer Group Ltd.). Additionally, Nike, Inc., Taylor-Made and Callaway Golf Co. have recently entered the premium golf ball market.

RESEARCH AND DEVELOPMENT

     The Spalding research and development department consists of more than 30 scientists, engineers and technicians. Spalding introduced the first dimpled golf ball in the U.S., invented the first two-piece golf ball, and developed and patented the blended Surlyn cut-resistant golf ball cover as well as the multi-layer golf ball. Spalding has also introduced a number of golf club innovations, including one of the first titanium irons in the market. In addition, the popularity of Spalding's patented ZK-Composite(R) materials for basketballs has contributed to the number one market share in that market. Research and development expenditures as a percentage of net sales amounted to 1.5% in 1999, 3.5% in the Transition Period and 1.6% in fiscal 1998.

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

     The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at 3 sites under the federal "Superfund" statute and/or certain analogous state statutes. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for the costs of removal and/or remediation of those hazardous substances disposed on, in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed without regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

EMPLOYEES

     The Company's worldwide workforce consisted of approximately 1,517 employees as of December 31, 1999.

     At the Company's facility in Chicopee, Massachusetts, approximately 500 of the Company's employees are represented under a collective bargaining agreement that expires in 2001. The Company does not anticipate any difficulty in extending or negotiating this agreement when it expires. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are anticipated.

EVENFLO

     As previously indicated, prior to August 20, 1998, Evenflo was a subsidiary of the Company. On August 20, 1998, the Company sold 51% of the outstanding shares of Evenflo's common stock to an affiliate (KKR 1996 Fund). From August 20, 1998 through December 23, 1999, the Company accounted for its remaining investment in Evenflo (42.4% of Evenflo's common stock) as an equity investment. On December 23, 1999, the Company sold its remaining investment in Evenflo's common stock to KKR 1996 Fund.

     Evenflo is one of the largest manufacturers and marketers of juvenile products in the United States as well as a leader in several international markets. Evenflo distinguishes itself from its competitors by developing innovative, high quality products which have sometimes redefined their products categories. For example, the 1994 introduction of the EXERSAUCER(TM) redefined the activity product category. Evenflo followed this success with the introduction of the ON MY WAY TRAVEL SYSTEM(TM) in 1996. The Company further distinguishes itself from its competitors through its co-branded product offerings with other national brands such as OSHKOSH B'GOSH(TM) and SERTA(TM). The Company's products fall into four principal categories, representing the daily activities in which the products are used: (i) "On the Go" products, including car seats, strollers, travel systems and carriers, (ii) "Play Time" products, including stationary activity products, swings, gates and doorway jumpers, (iii) "Bed and Bath" products, including cribs, portable play yards, monitors, mattresses, bath items and toilet trainers and (iv) "Feeding Time" products, including reusable and disposable nurser systems, breastfeeding aids, high chairs, oral development items such as teethers and pacifiers, bibs and other feeding accessories. In April 1997, Evenflo acquired certain net assets of Gerry Baby Products ("Gerry") for a purchase price of $68.7 million (the "Gerry Acquisition"). The Gerry Acquisition provided Evenflo with additional market leading products in categories such as gates, monitors, infant carriers and baths, which complemented the Company's traditional strengths in juvenile furniture and infant feeding products.

     Evenflo's products are subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, the Highway Safety Act of 1970 (collectively, the "Safety Acts") and the regulations promulgated thereunder. The Safety Acts authorized the Consumer Products Safety Commission ("CPSC") to protect the public from products that present a substantial risk of injury. The Highway Safety Act of 1970 authorizes the National Highway Traffic Safety Administration ("NHTSA") to protect the public from risk of injury from motor vehicles and motor vehicle equipment. The CPSC, the NHTSA and the Federal Trade Commission (the "FTC") can initiate litigation requesting that a manufacturer be required to remedy, repurchase or recall articles which fail to comply with federal regulations, which contain a safety related defect or which represent a substantial risk or injury to others. They may also impose fines or penalties on the manufacturer. Similar laws exist in some states and in other countries in which Evenflo markets its products.

     On August 20, 1998, Spalding and Evenflo entered into an indemnification agreement (the "Indemnification Agreement") pursuant to which Spalding agreed to indemnify Evenflo for all losses and liabilities of any kind relating to any non-Evenflo related matters, and Evenflo agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Evenflo business. In addition, Spalding agreed to indemnify Evenflo for the expense of product recalls and corrective actions relating to products manufactured by Evenflo prior to August 20, 1998. As of December 31, 1999, Spalding has incurred $819 ($367 in 1999) in costs related to the

Indemnification Agreement. In addition, the Company has purchased insurance to protect against a catastrophic liability that expires in 2001.

     Due to the nature of Evenflo's products, Evenflo has been engaged in the defense of product liability claims related to its products, particularly with respect to juvenile car seats and play yards. Such claims have caused Evenflo to incur material litigation and insurance expenses. As of August 20, 1998, Evenflo is solely responsible for its product liability exposure.

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

     The following table sets forth information as of December 31, 1999 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                       OWNED/   SQUARE
LOCATION                       DESCRIPTION             LEASED   FOOTAGE
--------             --------------------------------  ------   -------
Chicopee, MA         Manufacturing/Warehousing/Office   Owned   560,500
Chicopee, MA         Warehousing/Office                 Owned   166,650
Chicopee, MA         Manufacturing/Warehousing/Office   Owned   110,725
Fort Worth, TX       Manufacturing/Warehousing/Office  Leased    40,321
Gloversville, NY     Manufacturing/Warehousing/Office   Owned    65,225
Sellersville, PA     Office                            Leased     1,200
West Palm Beach, FL  Golf Equipment Test Site          Leased       625
Woodbridge, Ontario  Manufacturing/Warehousing/Office  Leased    93,649
Australia            Manufacturing/Warehousing/Office   Owned    59,493
Australia            Warehousing/Office                Leased    10,000
Australia            Warehousing/Office                Leased     3,875
Australia            Warehousing/Office                Leased     2,820
Australia            Warehousing/Office                Leased     2,260
Italy                Office                            Leased     2,603
Japan                Office                            Leased     1,306
New Zealand          Warehousing/Office                Leased     9,297
Sweden               Warehousing/Office                Leased    15,424
Taiwan               Office                            Leased     3,744
United Kingdom       Warehousing/Office                Leased    25,860
Gloversville, NY     Currently not in use              Leased    80,000
Richmond, ME         Currently not in use               Owned    61,000

Substantially all of the assets of Spalding are encumbered by liens securing the Company's senior credit facilities. The lease for the facility in Gloversville that is currently not in use will expire in June 2000.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time the Company is involved in patent infringement actions. The Company believes that it is not presently a defendant or plaintiff in any patent infringement actions, the outcome of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     In addition, the Company is a party to various lawsuits arising in the ordinary course of business. None of these lawsuits are believed to be material with respect to the business assets and continuing operations of the Company.

     Evenflo has recalled certain of its products, in response to consumer complaints and following internal company testing. Product recalls have been primarily in the juvenile car seat and play yard categories.

Remedial measures have included increasing notices to consumers on the product itself and design revisions. As part of the Reorganization, the Company retained the liability for recalls of all Evenflo products manufactured prior to August 20, 1998. See "Certain Relationships and Related Transactions." As of December 31, 1999, Spalding has incurred $819 ($367 in 1999) in costs related to the Indemnification Agreement. In addition, the Company has purchased insurance to protect against a catastrophic liability that expires in 2001.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 22, 1999, the Company received a written consent signed by Strata Associates and KKR 1996 Fund L.P, representing a majority of holders of the Company's stock, that amended the 1996 Stock Purchase and Option Plan for the Employees of Spalding Holdings Corporation and Subsidiaries, whereby the number of shares available under the plan increased to 16,300,000.

     No other matters were submitted to a vote of the Company's security holders (through the solicitation of proxies or otherwise) during the year ended December 31, 1999.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not registered under the Securities Exchange Act of 1934, as amended, and no trading market exists for such common stock. As of March 20, 2000, there were 94 holders of the Company's common stock.

     The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Spalding Sports Worldwide. The payment of dividends by Spalding Sports Worldwide to the Company is subject to certain restrictions under the Company's credit agreements. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data of the Company. The historical consolidated financial statements of the Company for the year ended December 31, 1999, the Transition Period and the four fiscal years ended September 30, 1998 have been audited. The historical consolidated financial data for the year ended December 31, 1999, the Transition Period and two fiscal years ended September 30, 1998 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                       OCTOBER 1,
                                           YEAR           1998
                                          ENDED         THROUGH               YEARS ENDED SEPTEMBER 30,
                                       DECEMBER 31,   DECEMBER 31,   --------------------------------------------
                                           1999         1998(4)        1998        1997        1996        1995
                                       ------------   ------------   ---------   ---------   ---------   --------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA(3)(5)
Spalding net sales...................   $ 431,172      $  56,774     $ 536,901   $ 553,436   $ 471,338   $441,777
Evenflo net sales....................                                  290,791     296,743     237,165    210,039
                                        ---------      ---------     ---------   ---------   ---------   --------
Total net sales......................     431,172         56,774       827,692     850,179     708,503    651,816
Cost of sales........................     249,729         77,420       557,417     560,179     446,425    400,457
                                        ---------      ---------     ---------   ---------   ---------   --------
Gross profit (loss)..................     181,443        (20,646)      270,275     290,000     262,078    251,359
Selling, general and administrative
  expenses...........................     177,490         61,354       297,800     258,089     222,044    203,396
Royalty income, net..................     (11,373)        (2,039)      (13,509)    (14,109)    (14,339)   (13,514)
Restructuring costs(1)...............         812          2,969        21,563      12,001
1994 Management Stock Ownership Plan
  expense............................                                                           20,828      1,130
Recapitalization costs...............                                                            7,700
Litigation settlement expense........                                                                       2,400
                                        ---------      ---------     ---------   ---------   ---------   --------
Income (loss) from operations........      14,514        (82,930)      (35,579)     34,019      25,845     57,947
Interest expense, net................      54,970         13,911        78,041      71,326      37,718     38,108
Currency (gain) loss, net............        (543)        (2,595)        2,936       1,236         775        381
Equity in net (earnings) loss of
  Evenflo Company, Inc...............         248          3,768        (1,476)
                                        ---------      ---------     ---------   ---------   ---------   --------
Earnings (loss) before income taxes
  and extraordinary loss.............     (40,161)       (98,014)     (115,080)    (38,543)    (12,648)    19,458
Income taxes (benefit)...............     (13,100)       (30,193)      (34,218)     (8,503)      9,206      8,605
                                        ---------      ---------     ---------   ---------   ---------   --------
Earnings (loss) before extraordinary
  loss...............................     (27,061)       (67,821)      (80,862)    (30,040)    (21,854)    10,853
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $140, $0,
  $3,182, $0, $3,200, and $0,
  respectively.......................         260                        5,909                   5,987
                                        ---------      ---------     ---------   ---------   ---------   --------
Net earnings (loss)..................   $ (27,321)     $ (67,821)    $ (86,771)  $ (30,040)  $ (27,841)  $ 10,853
                                        =========      =========     =========   =========   =========   ========
Ratio of earnings to fixed
  charges(2).........................          --             --            --          --          --      1.49x
BALANCE SHEET DATA(3)(5)
Working capital......................   $  19,440      $  48,965     $ 123,939   $ 127,877   $ 167,360   $ 86,201
Total assets.........................     444,412        476,177       532,636     759,802     689,337    535,011
Long-term debt (net of current
  portion) and redeemable preferred
  stock..............................     510,700        524,519       503,074     609,900     775,800    313,073
Shareholders' equity (deficiency)....    (226,212)      (211,441)     (140,477)   (172,060)   (350,020)   (13,610)

---------------
(1) See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, extraordinary loss, cumulative effect of accounting changes, and other comprehensive earnings
    (loss) plus "fixed charges" (except that capitalized interest is excluded). "Fixed charges" consist of interest on all indebtedness, whether expensed or capitalized, amortization of deferred financing costs, and one-third of rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. The deficiency of earnings to fixed charges for 1999, the Transition Period and for fiscal 1998, 1997, and 1996 was approximately $40.2 million, $98.0 million, $115.1 million, $38.5 million and $12.6 million, respectively.

(3) Certain reclassifications have been made to prior year amounts to conform with current year presentations.

(4) Following fiscal 1998, the Company elected to change its year-end from September 30 to December 31.

(5) Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5.1 million decrease in inventory, a $1.8 million increase in deferred tax assets and an overall $3.3 million decrease in equity. The accounting change increased the net loss for the fiscal years ended September 30, 1998, 1996 and 1995 by $1.9 million, $0.2 million and $0.1 million respectively. The effect on the fiscal year ended September 30, 1997 was insignificant.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     BASIS OF PRESENTATION. As previously stated, on August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (Spalding retained a 42.4% ownership). From August 20, 1998 through December 23, 1999, the Company accounted for its remaining investment in Evenflo as an equity investment. On December 23, 1999, the Company sold its remaining investment in Evenflo's common stock to the KKR 1996 Fund. In addition, effective October 1, 1998, the Company changed its year-end from September 30 to December 31. For improved comparability, the Company has provided below, summary pro forma results of operations for the year ended December 31, 1998 giving impact to the elimination of Evenflo from the historical information as if the Reorganization had occurred on January 1, 1998. The management's discussion and analysis provides analysis comparing results for the year ended December 31, 1999 to the pro forma year ended December 31, 1998.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 1999 AND PRO FORMA
           FOR THE YEAR ENDED DECEMBER 31, 1998 GIVING EFFECT TO THE
                       EXCLUSION OF EVENFLO COMPANY, INC.
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      YEARS ENDED
                                                              ----------------------------
                                                                                PROFORMA
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                              (UNAUDITED)
NET SALES...................................................    $431,172       $ 501,120
  Cost of sales.............................................     249,729         344,706
                                                                --------       ---------
GROSS PROFIT................................................     181,443         156,414
  Selling, general and administrative expenses..............     177,490         250,584
  Royalty income, net.......................................     (11,373)        (11,225)
  Restructuring and other unusual costs.....................         812          22,737
                                                                --------       ---------
INCOME (LOSS) FROM OPERATIONS...............................      14,514        (105,682)
  Interest expense, net.....................................      54,970          66,441
  Currency (gain) loss, net.................................        (543)         (1,225)
  Equity in net loss of Evenflo Company, Inc. ..............         248           2,292
                                                                --------       ---------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS......................................................     (40,161)       (173,190)
  Income taxes (benefit)....................................     (13,100)        (54,415)
                                                                --------       ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS...................     (27,061)       (118,775)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,NET OF
     INCOME TAX BENEFIT.....................................         260           4,609
                                                                --------       ---------
NET EARNINGS (LOSS).........................................    $(27,321)      $(123,384)
                                                                ========       =========

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("PRO FORMA 1998").

     KEY DEVELOPMENTS. During 1999, the Company achieved significant improvement in its financial results due to its commitment in implementing the strategic initiatives developed during the Transition Period of (i) repositioning core brands for growth, (ii) restructuring the organization to increase efficiency and effectiveness and (iii) re-engineering business systems and practices to lower working capital and operating expenses. Also driving these improvements was a new senior management team committed to delivering on these strategic initiatives.

     As a result of the new brand strategy, the Company launched the new TOP-FLITE(R) XL 2000(TM) golf ball line that became the number one new golf ball line of the year with sales more than double the combined results from new golf ball products from Nike, Cobra and Taylor-Made. In addition, the STRATA(R) brand was successfully relaunched and sales increased by 76% over 1998. In 1999, the Company also introduced the APEX PLUS(TM) line of BEN HOGAN(R) irons. These forged clubs are designed for game improvement for the better and average golfer.

     In 1999, the Company continued to increase the effectiveness and efficiency of the organization through the restructuring of operations. To this end, the Company reviewed operations to rationalize its infrastructure. As a result, the Company closed its warehousing operations in Reno, Nevada, closed the manufacturing facility in Richmond, Maine (Etonic) and consolidated the Gloversville, New York club assembly into the Chicopee, Massachusetts location. The consolidation of its facilities and increased efficiency at its corporate office resulted in the elimination of approximately 274 positions during 1999.

     During October 1999, the Company substantially completed the implementation of a fully-integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that will meet the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and are currently in use. The Company is currently assessing the aspects of the new computer system that caused the difficulties and expects to decide on a long-term solution in the second quarter of 2000. To the extent that elements of the new system are not part of the long-term solution, the applicable portion of the capitalized costs would be written off at that time. To date, the Company has capitalized $13.5 million in costs related to this project (including $4.3 million related to the financial modules that are in use). This amount is included in the Company's fixed assets.

     NET SALES are gross sales net of returns, allowances and trade discounts. The Company's net sales decreased $69.9 million or 14.0% to $431.2 million for 1999. Of the total decrease, $65.6 million occured in the first half of 1999 as compared to the same period during Pro Forma 1998 due to the Company's strategic decision to exit low margin products and loss generating business. U.S. Golf net sales decreased 9.5% to $249.5 million for 1999 compared to $275.7 million for Pro Forma 1998. The decrease in net sales was expected as the Company continued its plan to exit low margin products and loss generating businesses. U.S. Sporting Goods decreased 23.8% to $80.5 million for 1999 compared to $105.6 million for Pro Forma 1998. The decrease is across all product lines, and is also primarily attributable to the Company's strategy of eliminating lower end, less profitable products. International sales decreased 15.5% to $101.2 million for 1999 compared to $119.8 million for Pro Forma 1998. The international decrease is related to the 1998 closure of subsidiary operations in Mexico, Spain, Italy, France and Germany and the downsizing of operations in Japan.

     GROSS PROFIT is net sales less cost of sales, which includes the costs necessary to make the Company's products, including the costs of raw materials and production. Comparative discussions of gross profit exclude unusual and non-recurring charges for inventory write-downs ($8.7 million for the year ended December 31, 1999; $20.6 million for the year ended December 31, 1998). The Company's gross profit increased to $190.1 million in 1999 from $177.0 million for Pro Forma 1998, an increase of $13.1 million despite the decrease in net sales noted above. Gross profit as a percentage of net sales, or gross margin, increased to 44.1% for 1999 from 35.3% for Pro Forma 1998.

     The increase in the gross profit margin rates was primarily driven by improved margins in golf balls, golf accessories, basketballs, as well as increased international gross profit margins. Improvements in gross margin were also favorably impacted by the non-recurrence of downward pricing pressures that resulted in a $10.6 million reduction of sales in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE decreased to $177.5 million for 1999 from $250.6 million for Pro Forma 1998, a decrease of $73.1 million or 29.2%.

     SG&A in the U.S. decreased to $146.7 million from $199.9 million, a decrease of $53.2 million or 26.6%. The decrease is primarily attributable to
(i) $20.0 million of lower advertising expenses related to golf clubs and (ii) $41.7 million of reduced selling and administrative costs associated with the restructuring of the sales force and corporate office activities which was offset by $8.5 million in implementation costs associated with a new integrated information system for domestic operations. Internationally, the SG&A expense decreased to $30.8 million from $50.7 million, a decrease of $19.9 million or 39.3%. The decrease in the International segment was primarily the result of expense reductions within Japan's downsized operation and the closure of operations in Mexico, Spain, France, Germany and Italy. The remainder of the reduction is a result of the elimination of U.S. overheads related to the international operations.

     ROYALTY INCOME increased to $11.4 million in 1999 months from $11.2 million for Pro Forma 1998.

     RESTRUCTURING AND OTHER UNUSUAL COSTS. During 1999, the Company recorded $0.8 million of restructuring charges. These charges included costs for the further consolidation of facilities and the elimination of positions at the Company's headquarters. Restructuring costs for 1998 were $22.7 million and included severance costs, closure of the Company's corporate office in Tampa, Florida and closing expenses for operations in France, Italy, Spain and Germany. Refer to note F of the consolidated financial statements.

     INTEREST EXPENSE decreased $11.4 million to $55.0 million in 1999 from $66.4 million for Pro Forma 1998, a decrease of 17.2%. The decrease is principally due to the sale of a majority interest in Evenflo and the paydown of $278.8 million of debt on August 20, 1998 with the proceeds. This repayment resulted in a decrease in average borrowings under the Company's Credit Facility. The Revolving Credit Facility and the Term Loans make up the outstanding portion of the Company's $650.0 million Credit Facility (the "Credit Facility"). The Company has outstanding $200.0 million of 10 3/8% Series B Senior Subordinated Notes ("Notes") due 2006. The Company's average balance under the Notes, Credit Facility, certain non-U.S. borrowing and other financing agreements for 1999 was $548 million compared to $674 million during Pro Forma 1998.

     NET CURRENCY GAINS of $0.5 million were $0.7 million lower in 1999 than in Pro Forma 1998. See "Liquidity and Capital Resources".

     INCOME TAXES were a tax benefit of $13.1 million for 1999, which represents an effective tax rate 32.6% in relation to a loss before income taxes of $40.2 million. For Pro Forma 1998, the tax benefit was $54.4 million based on a loss before taxes of $173.2 million, representing an effective tax rate of 31.4%. For both years, the effective tax rates varied from the U.S. federal statutory rate of 35% due to the inability to utilize the tax benefit of the losses from non-U.S. operations, coupled with non-U.S. withholding taxes.

     NET LOSS was $27.3 million for 1999 compared to $123.4 million for Pro Forma 1998. The $96.1 million improvement was a result of a $120.2 million increase in earning from operations (driven by improvement in gross profit and gross margins, decreases in S,G&A and lower restructuring costs), plus a decrease in interest expense of $11.4 million, a decrease of $2 million in the loss associated with the Company's remaining investment in Evenflo and a $4.6 million extraordinary loss incurred in 1998 for the early extinguishment of debt (net of taxes) as compared to $0.3 million for 1999. These gains were partially offset by $41.3 million of lower income tax benefits.

    PERIOD OF OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998 ("TRANSITION PERIOD") COMPARED TO OCTOBER 1, 1997 THROUGH DECEMBER 31, 1997 ("1997 PERIOD")

     KEY EVENTS DURING THE TRANSITION PERIOD. During October 1998 of the Transition Period, Edwin L. Artzt (former Chairman and Chief Executive Officer of Proctor & Gamble Company) was named Chairman of Spalding Holdings Corporation. Mr. Artzt subsequently hired James R. Craigie (former Executive Vice President of Kraft, Inc.) as President and Chief Executive Officer in December 1998. Under this new leadership, the management of the Company formulated revised brand strategies for its key product lines to reposition the businesses to improve earnings and cash flow and grow market share.

     This new strategy included repositioning the SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R) brands to make the Company a premier competitor in the sporting goods industry. It also included the transitioning of a new senior management team, key personnel in the marketing department, a review of the Company's distribution and manufacturing infrastructure and a 9-month implementation of the SAP integrated computer software.

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

     To achieve these objectives, golf balls were separately positioned and re-launched under the STRATA(R) and TOP-FLITE(R) XL 2000(TM) brands. New golf ball products were introduced under the STRATA(R) and TOP-FLITE(R) XL 2000(TM) brands that focus on key attributes that a golfer may want to improve in their game. The new products include STRATA(R) TOUR PROFESSIONAL(TM), STRATA(R) ML BALATA(TM), STRATA(R) DISTANCE(TM), TOP-FLITE(R) XL 2000(TM) EXCEPTIONAL SPIN, TOP-FLITE(R) XL 2000(TM) SUPER TITANIUM, TOP-FLITE(R) XL 2000(TM) EXTRA LONG, AND TOP-FLITE(R) XL 2000(TM) MAGNA EXTRA CONTROL(TM). The Strata family of products will continue to be manufactured under the Company's patented three-piece technology. TOP-FLITE(R) XL 2000(TM) products provide golfers the ability to increase distance, accuracy, or control. All of the new TOP-FLITE(R) XL 2000(TM) products are manufactured with tungsten in the core for softness and feel and titanium in the cover for enhanced distance. Traditional TOP-FLITE(R) XL(TM) products, already considered by the Company to be the largest selling family of golf balls, will continue to be sold in key channels of distribution.

     The Company's golf club brands were aligned under the BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) trademarks to more clearly define their target audiences. Etonic golf as well as basketball and the other sporting goods products also underwent a similar SKU rationalization and brand repositioning which will emphasize quality and image versus price.

     NET SALES. The Company's net sales decreased to $56.8 million during the Transition Period from $162.2 million in the 1997 Period, a decrease of $105.4 million. The decrease of $105.4 million is primarily attributable to the loss of Evenflo's sales which totaled $69.7 million in the 1997 Period and did not recur in the Transition Period because Evenflo was sold in August of 1998, price adjustments of $10.6 million (primarily golf products), accepted returns totaling $11.2 million, decline in sales revenues of $6.3 million in international markets (particularly in Mexico, Italy, France, Germany, Spain and Japan) and less aggressive sales programs while the brands were being repositioned. While the fourth calendar quarter was seasonally the slowest quarter, as a result of pursuing the brand repositioning, the Company's revenues declined to $56.8 million.

     Golf sales decreased to $29.7 million for the Transition Period from $69.2 million for the 1997 Period, a decrease of $39.5 million or 57.1%. Core line full margin product sales amounted to $36.2 million while sales of golf products being rationalized as part of the new brand strategy totaled $14.0 million and were sold at a margin loss. The decrease of $39.5 million is primarily attributable to pricing adjustments to customer inventory for changes in golf club and other golf products totaling $10.1 million and returns of $10.4 million suppressed the net sales of golf products to an even greater extent. The remaining difference is attributable to less aggressive sales programs during the Transition Period resulting from the repositioning of the brands. In addition, as the golf ball line was being overhauled for a January 1999 introduction, sales programs were not as aggressive as in previous years.

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

     GROSS PROFIT. The Company's gross profit decreased to a negative $20.6 million during the Transition Period from $48.6 million for the 1997 Period or a difference of $69.2 million. The sale of Evenflo represents $11.6 million of the decline. The remainder is primarily comprised of $7.6 million of lost margin on product discontinued as part of the brand rationalization, $5.2 million in higher sales returns, $10.6 million in adjustments to customer inventory for changes in golf club prices, and $20.6 million in inventory writedowns or write-offs related to products discontinued as part of the new brand strategies. Additionally, lower sales in the Transition Period accounted for the remainder of the difference.

     U.S. golf and sporting goods products represented 95% of the margin variance. International gross profit was lower than the comparable period in 1997 as a result of actions similar to those undertaken in the U.S. However, the volume of product that was necessary to be discontinued in international markets was a much smaller percentage of the total inventory on hand.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $61.4 million for the Transition Period from $61.8 million for the 1997 Period, a decrease of $0.4 million or 0.6%. Evenflo represented $15.2 million of the 1997 Period amount and zero of the Transition Period total as Evenflo was sold in August 1998. Giving effect to the Evenflo sale, Spalding's SG&A increased by $14.8 million. The increase is primarily attributable to higher advertising and general and administrative expenses in the U.S. Advertising increased by $3.8 million due to (i) pro golf tour expenses totaling $2.1 million, (ii) expenses related to the NBA contract totaling $1.2 million and (iii) other advertising expenses totaling $0.4 million. The general and administrative increases relate to (i) professional and consulting services related expenses totaling $2.0 million, (ii) insurance and accruals related to Evenflo product recall claims totaling $2.8 million and (iii) $1.4 million of selling expenses related to changing from a commission based salesforce to a salaried salesforce.

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

     RESTRUCTURING COSTS. In the Transition Period, the Company had $3.0 million of restructuring costs comprised primarily of (i) severance and related expenses totaling $2.3 million and (ii) expenses related to closing the international operations in France, Spain, Italy and Germany totaling $0.4 million and (iii) foreign exchange losses totaling $0.3 million.

     INTEREST EXPENSE. Interest expense decreased $4.3 million to $13.9 million in the Transition Period from $18.2 million for the 1997 Period. The decrease is principally due to the sale of Evenflo and the repayment of the $278.8 million of debt on August 20, 1998. The Company's weighted average outstanding balances for the Transition Period of $518.7 million compared to $673.2 million under the Company's borrowing arrangements in the 1997 Period. The decrease in the Company's weighted average outstanding balances for the Transition Period were partially offset by higher interest rates agreed to in an amendment to the Company's senior credit facility. The Company's average U.S. borrowing rate increased to 10.2% from 9.9% in the 1997 Period.

     CURRENCY GAIN (LOSS). For the Transition Period, the Company's currency gain of $2.6 million was $3.5 million higher than the currency loss for the 1997 Period. See "Liquidity and Capital Resources."

     INCOME TAXES. In the Transition Period, the Company recorded a $30.2 million tax benefit, which represents an effective income tax rate of 31% in relation to its loss before income taxes. The inability to utilize the tax benefit of the losses from non-U.S. operations, coupled with payments of certain non-U.S. withholding taxes, resulted in a lower than expected statutory effective tax rate.

     NET LOSS. The Company recorded a net loss of $67.8 million for the Transition Period compared to a $18.9 million net loss for the 1997 Period or a variance of $48.9 million. The primary variances included in the decreases to earnings were: (i) $5.2 million loss on higher than normal sales returns that were a result of the lower sales due to a change in the Company's branding strategies and market pressures in golf club, (ii) $20.6 million in inventory writedowns and write-offs related to products discontinued as part of the new brand strategies and (iii) $10.6 million for a one time price adjustment to customer's field inventories of golf clubs to reflect market pricing pressures. In addition, the Company did not aggressively execute its previous marketing strategy during the period it was developing its new brand strategy.

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

     Net sales in the U.S. operations increased by $8.8 million in Fiscal 1998 due to an increase in sales of U.S. golf products compared to Fiscal 1997 of $27.1 million, or 9.5%. The growth in U.S. sales of golf products was led by a strong demand for SPALDING(R) branded golf clubs, such as the SPALDING EXECUTIVE(R) model, which achieved sales increases of 32.2% compared to Fiscal 1997, as well as a 48% increase in premium golf ball products, such as STRATA(R), to the on and off course channels. Mark O'Meara's two wins in 1998, the Masters and the British Open, and his being named Golfer of the Year, contributed to the ongoing Strata success. The market for premium golf clubs is currently saturated with inventory as manufacturers, including Spalding, built product in anticipation of demand that did not materialize. As a result, the aggregate net sales of premium grade TOP-FLITE(R) tour irons and INTIMIDATOR(TM) metal woods were flat compared to Fiscal 1997 levels. Net sales of ETONIC(R) golf shoes and golf accessories grew by 9.6% to $57.9 million in Fiscal 1998 on the continuing success of THE DIFFERENCE(R) spikeless golf shoe, which became the number one selling model in the off-course channel of distribution, as well as improved sales of golf gloves and golf bags. Increases in golf products were partially offset by declines in sporting goods and athletic shoes totaling

$29.3 million, or 18.6%, when compared to Fiscal 1997 net sales. The declines in sales of sporting goods were primarily attributable to declines in sales of basketballs, athletic shoes and product lines that are being discontinued.

     Net sales for Evenflo that are included in the consolidation were $290.8 million for the ten and one-half month period ended August 20, 1998, a decrease of $5.9 million, or 2%, from the Fiscal 1997 twelve month period amount of $296.7 million. Subsequent to August 20, 1998, Evenflo's results of operations were accounted for under the equity method of accounting. The net sales decrease was due to (i) the difference in the length of the periods (10 1/2 months for Fiscal 1998 versus 12 months for Fiscal 1997) that Evenflo's operations were consolidated into the Company's financial statements (ii) discontinue certain Gerry products that did not fit with Evenflo's product line strategies and (iii) the withdrawal of certain Gerry products from the market place in order to re-engineer such products to meet Evenflo's standards. Net sales were also negatively impacted by (a) an increased level of returns of breast pumps, monitors and strollers, (b) lower net sales of play yards, due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the Play Crib, Evenflo's newest entrant in the play yard category, which began to be shipped to retailers in February 1998, and (c) the effects of certain product safety campaigns. Evenflo's Fiscal 1998 international net sales were down $6.0 million compared to the Fiscal 1997 levels due primarily to the 10 1/2 month period versus the full 12 month fiscal year.

     GROSS PROFIT. The Company's gross profit decreased to $270.3 million in Fiscal 1998 from $290.0 million for Fiscal 1997, a decrease of $19.7 million or 6.8%. Gross profit as a percentage of net sales declined to 32.7% in Fiscal 1998 from 34.1% in Fiscal 1997. Spalding's gross profit decreased to $214.1 million in Fiscal 1998 from $229.2 million in Fiscal 1997, a decrease of $15.1 million or 6.6%. Evenflo's gross profit decreased to $56.2 million in Fiscal 1998 (ten and one-half months) from $60.8 million in Fiscal 1997 (twelve months), a decrease of $4.6 million or 7.6% and is primarily attributable to the sale of 57.6% of the Company's investment in Evenflo on August 20, 1998 and the accounting for Evenflo's results of operations subsequent to August 20, 1998 under the equity method of accounting.

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

     Spalding's SG&A expenses increased $32.3 million during Fiscal 1998 as compared with Fiscal 1997. As a percentage of net sales, SG&A expenses increased to 39.9% for Fiscal 1998 from 35.7% for Fiscal 1997. The increase in Fiscal 1998 is principally due to (i) $9.6 million in higher domestic advertising, promotion, royalties and endorsement costs (including the NBA contractual increases), (ii) $5.7 million in a write-off of funds advanced to a freight bill processor, (iii) $3.5 million in unusual costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (iv) $2.9 million in higher U.S. selling expenses principally for salaries and related benefits, (v) $2.0 million increase in legal expenses to protect the Company's intellectual property, (vi) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer (vii) $1.0 increase of costs to secure orders and distribute product and (viii) $0.4 million in recovery from the settlement of a 1996 Etonic computer software dispute that occurred in fiscal 1997 and did not repeat itself in Fiscal 1998.

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

     INTEREST EXPENSE. Interest expense increased $6.7 million to $78.0 million in Fiscal 1998 from $71.3 million for Fiscal 1997. The increase is principally due to the Company's weighted average outstanding balances for Fiscal 1998 of $704.8 million compared to $679.0 million under the Company's borrowing arrangements then in effect for Fiscal 1997. The increase in the Company's weighted average outstanding balances for fiscal 1998 was partially offset by lower interest rates as the Company's average U.S. borrowing rate decreased to 9.1% from 9.8% in Fiscal 1997.

     CURRENCY LOSS. For Fiscal 1998, the Company's currency loss of $2.9 million was $1.7 million higher than the currency loss for Fiscal 1997. See "Liquidity and Capital Resources."

     INCOME TAXES. In Fiscal 1998, the Company recorded a $34.2 million tax benefit which represents an effective income tax rate of 30% in relation to a loss before income taxes and extraordinary item of $115.1 million. The inability to assure a tax benefit on losses from non-U.S. operations, coupled with payments of certain non-U.S. withholding taxes, resulted in a lower effective tax rate.

     NET LOSS. The Company recorded a net loss of $86.8 million for Fiscal 1998 compared to a $30.0 million net loss for Fiscal 1997. The primary variances included in the decreases to earnings were: (i) $16.8 million decrease in gross profit of which $4.3 million relates to unusual costs (see Restructuring and Unusual Costs) and the remainder relates to volume, mix and close-out activity
(ii) $6.7 million relates to increased interest on higher debt levels, (iii) $8.2 million in higher domestic advertising, promotion, and endorsement costs,
(iv) $5.7 million in a write-off of funds advanced to freight bill processor,
(v) $3.5 million in unusual
costs primarily associated with closing affiliate operations in Japan, Mexico, Spain, France, Germany, and Italy, (vi) $2.9 million in higher U.S. selling expenses, (vii) $2.0 million increase in legal expenses (viii) $0.4 million in recovery from settlement of 1996 Etonic computer software dispute that occurred in Fiscal 1997 and did not repeat itself in Fiscal 1998, (ix) $4.0 million in expenses related to the Reorganization transaction, (x) $5.9 million in extraordinary losses related to the write-off of deferred financing expense on the early extinguishment of debt, (xi) $0.6 million of lower royalty income,
(xii) $9.6 million increase in restructuring costs and (xiii) $1.7 million in higher currency losses, (xiv) $7.2 million increase in bad debt allowance because of concerns about the collectibility of a receivable from one customer,
(xv) $6.7 increase in customer service, distribution and freight costs, offset by (i) $3.2 million aggregate decrease of spending in affiliate operations that were transitioned to independent distributors (ii) the Company's equity in net earnings of Evenflo (August 21, 1998 through September 30, 1998) totaling $1.5 million and (iii) income tax benefit of $24.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL. Historically, the Company's primary sources of liquidity have been borrowings under various credit facilities, and periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. For 1999, quarterly net sales as a percentage of total net sales were approximately 26%, 30%, 21%, and 23%, respectively, for the first through the fourth quarters of the fiscal year. Many sporting goods marketed by Spalding, especially golf products, experience higher levels of sales in the spring and summer months. Based on a calendar year, the Company's need for cash historically has been greater in its first and fourth quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and inventories.

     In 1999, operating activities used $0.1 million of net cash compared to usage for the calendar year 1998 of $83.3 million. The improvement in cash flow from operations was generated primarily based on the decrease in the Company's net loss from $123.4 million to $27.3 million. Other factors affecting cash flow include lower inventory balances which were driven by improved inventory management.

     In the Transition Period, the Company's operating activities used $20.3 million of net cash, compared to usage of $33.3 million in the 1997 Period. The improvement is primarily attributable to the sale of Evenflo offset by the net loss totaling $67.8 million. Other factors affecting cash flow were changes in working capital due to (i) a $24.5 million decline in receivables on lower sales and strong cash collections; (ii) lower inventory resulting from close out of merchandise costing $26.7 million at negative margins partially offset by inventory build of the new golf products and (iii) funding of the reserves established during Fiscal 1998 for restructuring and unusual items totaling $4.1 million. The Transition Period cash flows includes $3.0 million of restructuring costs that are related primarily to severance costs and related expenses.

     In Fiscal 1998, operating activities used $96.2 million of net cash compared to $31.5 million in Fiscal 1997. The 1998 improvement is principally attributable to a $54.9 million increase in net loss. Other factors affecting cash flow were changes in working capital due to: (i) a decline in receivables on lower fourth quarter sales, (ii) higher golf inventory resulting from slower sales in the golf club market as well as the purchase of the assets of Hogan and
(iii) lower payables (primarily associated with lower bankers acceptances).

     Capital expenditures for 1999 totaled $16.3 million. This amount was funded by borrowings under the Company's credit facilities and existing cash balances. Capital expenditures for 1999 are primarily costs incurred for the implementation of the new computer system for domestic operations totaling $11.4 million, as well as expenditures for machinery and equipment and capital costs related to the consolidation of facilities. Capital expenditures for the Transition Period were $3.5 million compared with $6.5 million during the 1997 Period. Capital expenditures were used primarily for golf ball plant expansion. Capital expenditures for Fiscal 1998 were $26.6 million compared with $35.1 million in Fiscal 1997. Capital expenditures were used primarily for new product introductions and new distribution facilities. During 2000, the Company expects to spend approximately $20.0 million in capital related expenditures.

     On November 26, 1997, the Company acquired certain assets and assumed certain liabilities of Ben Hogan Co. for a purchase price of $14.6 million, consisting of $10.0 million in Company common stock

(2 million shares), $3.0 million in a 10 1/2% note due November 25, 2000, and $1.6 million in cash. Hogan manufactures and/or markets golf clubs and golf accessories under the Hogan brand name.

     On April 21, 1997, Evenflo acquired the net assets of Gerry for a purchase price of $68.7 million.

     The Company's principal sources of liquidity will come from cash flow generated from operations, borrowings under the Company's $250 million revolving credit facility and by non-U.S. subsidiaries (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At December 31, 1999, the Company had an available borrowing capacity of $48.7 million (net of $44.8 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in calendar 2000.

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

     During 1999, the Company sold its remaining investment in Evenflo (representing 42.4% of Evenflo's common stock) for $23.6 million. Based on the terms of the Company's credit facility, the net proceeds of $23.0 were used to pay down portions of its term loans.

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

     EBITDA represents earnings before interest, taxes, depreciation and amortization, and excludes extraordinary items. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth the calculation of the Company's EBITDA for the year ended December 31, 1999 and 1998 (pro forma basis)

                                                                       PROFORMA
                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Net loss...........................................    $(27,321)      $(123,384)
Interest expense...................................      54,970          66,441
Income taxes (benefit).............................     (13,100)        (54,415)
Depreciation.......................................       9,528           8,742
Amortization.......................................       4,521           4,488
Extraordinary loss.................................         260           4,609
                                                       --------       ---------
EBITDA.............................................    $ 28,858       $ (93,519)
                                                       ========       =========

     CURRENCY HEDGING. In 1999, the Transition Period and in Fiscal 1998, approximately 21.2%, 20.4% and 17.1%, respectively, of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to one year transaction exposures from U.S. dollar purchases made by its non-U.S. operations. As of December 31, 1999, outstanding forward exchange contracts totaled $10.0 million.

     INFLATION. Inflation has not been material to the Company's operations within the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133", is effective beginning January 1, 2001. Management is currently evaluating the impact of these statements and believes their adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

     Sections of this Form 10-K, including Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), contain various forward-looking statements, within the meaning of the

Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operation and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer preferences; a decline in the demand for merchandise offered by the Company; failure of the Company's brand repositioning strategy and organizational restructuring; competitive influences; changes in levels of consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected or a downturn in the consumer products industry; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any unforeseen problems relating to the implementation of an integrated information system, or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

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

     As of December 31, 1999, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                                 WEIGHTED
                                                   CONTRACT       AVERAGE       UNREALIZED
                                                    AMOUNT     CONTRACT RATE    GAIN (LOSS)
                                                   --------    -------------    -----------
Foreign Currency Forward Contracts:
  Canadian dollar................................   $9,825          .683           $(143)
  British pound..................................      162         1.624               1
                                                    ------                         -----
Total............................................   $9,987                         $(142)
                                                    ======                         =====

DISCLOSURE ABOUT INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Note H to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change.

     In order to manage the impact of fluctuating rates on its variable rate debt, in November of 1999 the Company fixed $293.2 million of its variable rate debt in accordance with the terms of its credit agreements until May 2000 at a weighted-average rate of 6.0%. In addition, in January 2000 the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commences in May 2000 (total variable rate debt based on the Eurodollar rate at December 31, 1999 was $298.2 million). The cap has a strike rate of 6.34% and expires on July 26, 2000. At March 20, 2000, the effective Eurodollar interest rate was 6.11%.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   27
Statements of Consolidated Operations for the year ended
  December 31, 1999, the Transition Period October 1, 1998
  through December 31, 1998 and for the fiscal years ended
  September 30, 1998 and 1997...............................   28
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   29
Statements of Consolidated Cash Flows for the year ended
  December 31, 1999, the Transition Period October 1, 1998
  through December 31, 1998 and for the fiscal years ended
  September 30, 1998 and 1997...............................   30
Statements of Consolidated Shareholders' Equity (Deficiency)
  for the year ended December 31, 1999, the Transition
  Period October 1, 1998 through December 31, 1998 and for
  the fiscal years ended September 30, 1998 and 1997........   31
Notes to Consolidated Financial Statements..................   32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have audited the accompanying consolidated balance sheets of Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the year ended December 31, 1999, for the transition period October 1, 1998 through December 31, 1998 and for each of the two fiscal years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spalding Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, for the transition period October 1, 1998 through December 31, 1998 and for each of the two fiscal years in the period ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B to the consolidated financial statements, effective January 1, 1999, the Company changed its method of valuing U.S. inventories from the Last-in, First-out costing method to the First-in, First-out costing method and, retroactively, restated all periods presented for the change.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 17, 2000

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1999,
      THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998 AND
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                               YEAR         OCTOBER 1,
                                              ENDED          THROUGH        YEARS ENDED SEPTEMBER 30,
                                           DECEMBER 31,    DECEMBER 31,    ----------------------------
                                               1999            1998           1998            1997
                                           ------------    ------------    -----------    -------------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................    $431,172        $ 56,774       $ 827,692       $850,179
  Cost of sales..........................     249,729          77,420         557,417        560,179
                                             --------        --------       ---------       --------
Gross profit (loss)......................     181,443         (20,646)        270,275        290,000
  Selling, general and administrative
     expenses............................     177,490          61,354         297,800        258,089
  Royalty income, net....................     (11,373)         (2,039)        (13,509)       (14,109)
  Restructuring and other unusual
     costs...............................         812           2,969          21,563         12,001
                                             --------        --------       ---------       --------
Income (loss) from operations............      14,514         (82,930)        (35,579)        34,019
  Interest expense, net..................      54,970          13,911          78,041         71,326
  Currency (gain) loss, net..............        (543)         (2,595)          2,936          1,236
  Equity in net (earnings) loss of
     Evenflo Company, Inc................         248           3,768          (1,476)
                                             --------        --------       ---------       --------
Earnings (loss) before income taxes and
  extraordinary loss.....................     (40,161)        (98,014)       (115,080)       (38,543)
  Income taxes (benefit).................     (13,100)        (30,193)        (34,218)        (8,503)
                                             --------        --------       ---------       --------
Earnings (loss) before extraordinary
  loss...................................     (27,061)        (67,821)        (80,862)       (30,040)
  Extraordinary loss on early
     extinguishment of debt, net of
     income tax benefit of $140 in 1999
     and $3,182 in fiscal 1998...........         260                           5,909
                                             --------        --------       ---------       --------
Net earnings (loss)......................    $(27,321)       $(67,821)      $ (86,771)      $(30,040)
                                             ========        ========       =========       ========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS,
                                                                  EXCEPT SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash........................................................    $   2,931        $   8,036
Receivables, less allowance of $2,050 and $3,491,
  respectively..............................................       95,829           86,196
Inventories.................................................       49,012           89,166
Deferred income taxes.......................................       12,218           11,592
Prepaid expenses............................................        1,555            1,098
                                                                ---------        ---------
          Total current assets..............................      161,545          196,088
Property, plant and equipment, net..........................       58,734           51,660
Intangible assets, net......................................      108,135          112,662
Deferred income taxes.......................................       99,877           85,838
Deferred financing costs....................................       15,721           19,395
Investment in Evenflo Company, Inc..........................                        10,340
Other.......................................................          400              194
                                                                ---------        ---------
          Total assets......................................    $ 444,412        $ 476,177
                                                                =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Non-U.S. bank loans.........................................    $   4,081        $   6,531
Short-term debt.............................................        3,341
Accounts payable............................................       74,098           85,198
Accrued expenses............................................       60,270           55,045
Income taxes................................................          315              349
                                                                ---------        ---------
          Total current liabilities.........................      142,105          147,123
Long-term debt..............................................      510,700          524,519
Pension benefits............................................        9,787            8,360
Postretirement benefits.....................................        7,940            7,549
Other.......................................................           92               67
                                                                ---------        ---------
          Total liabilities.................................      670,624          687,618
COMMITMENTS AND CONTINGENCIES (NOTES K, L, M, N, AND O)
Shareholders' equity (deficiency)
Preferred stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding (liquidation value
  $120.9 million and $105.1 million, respectively)..........      100,000          100,000
Common stock, $.01 par value, 150,000,000 shares authorized
  98,058,948 issued in 1999; 96,933,963 issued in 1998......          981              969
Additional paid-in capital..................................      466,088          452,434
Accumulated deficit.........................................     (788,679)        (761,358)
Treasury stock, 27,441 shares in 1999; 17,222 shares in
  1998, at cost.............................................         (128)             (77)
Loans for stock.............................................         (644)
Deferred compensation.......................................         (200)
Accumulated other comprehensive earnings (loss) -- currency
  translation adjustments...................................       (3,630)          (3,409)
                                                                ---------        ---------
          Total shareholders' equity (deficiency)...........     (226,212)        (211,441)
                                                                ---------        ---------
          Total liabilities and shareholders' equity
            (deficiency)....................................    $ 444,412        $ 476,177
                                                                =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
      THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998, AND
               THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                  YEAR        OCTOBER 1,        YEARS ENDED
                                                                 ENDED         THROUGH          SEPTEMBER 30
                                                              DECEMBER 31,   DECEMBER 31,   --------------------
                                                                  1999           1998         1998       1997
                                                              ------------   ------------   --------   ---------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................    $(27,321)      $(67,821)    $(86,771)  $ (30,040)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used) in operating activities:
  Write-down of inventories.................................       8,662         20,570
  Non-cash compensation and amortization of deferred
    compensation............................................         250
  Depreciation..............................................       9,258          2,183       20,471      16,884
  Equity in (earnings) loss of Evenflo Company, Inc.........         248          3,768       (1,476)
  Intangibles amortization..................................       4,521          1,086        5,776       4,885
  Bad debt expense..........................................       2,669            880       12,591       4,284
  Deferred income taxes.....................................     (14,665)       (30,430)     (35,782)     (3,719)
  Deferred financing cost amortization......................       3,273            818        5,206       4,637
  Write-off of fixed assets.................................                      1,591
  Extraordinary loss on early extinguishment of debt........         400                       9,091
  Other.....................................................        (786)           498        3,722         734
Changes in assets and liabilities:
  Receivables...............................................     (12,302)        48,448       16,534     (33,739)
  Inventories...............................................      31,492          3,970      (20,960)    (28,333)
  Prepaids and other assets.................................        (663)           834        3,467           0
  Current liabilities, excluding bank loans.................      (6,709)        (6,024)     (27,071)     38,592
  Long term liabilities.....................................       1,617           (719)      (1,042)     (5,658)
                                                                --------       --------     --------   ---------
    Net cash provided by (used in) operating activities.....         (56)       (20,348)     (96,244)    (31,473)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (16,332)        (3,543)     (26,649)    (35,070)
Payment to purchase net assets of Gerry.....................                                             (68,652)
Acquisition of Hogan........................................                                  (1,641)
Sale of Evenflo and settlement of intercompany balances:
  Sale of Evenflo Common Stock..............................      23,600                      28,800
  Sale of Evenflo Preferred Stock...........................                                  40,000
  Repayment of intercompany debt by Evenflo.................                                 110,000
  Effect of cash on sale of Evenflo.........................                                  (6,739)
                                                                --------       --------     --------   ---------
    Net cash flows provided by (used in) investing
      activities............................................       7,268         (3,543)     143,771    (103,722)
                                                                --------       --------     --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under credit agreement............................     (23,000)                   (228,800)
Net borrowings under revolving credit loan..................      12,521         21,445       94,800       1,600
Net borrowings (repayments) of non U.S. bank loans..........      (2,450)          (213)      (4,430)      4,646
Proceeds from issuance of preferred stock and warrants......                                 100,000
Proceeds from issuance of common stock......................         612                       1,422      59,102
Repurchase of common stock..................................                                     (77)       (283)
Payments of deferred financing costs........................                                  (4,915)
                                                                --------       --------     --------   ---------
    Net cash flows provided by (used in) financing
      activities............................................     (12,317)        21,232      (42,000)     65,065
                                                                --------       --------     --------   ---------
    Net increase (decrease) in cash.........................      (5,105)        (2,659)       5,527     (70,130)
    Cash balance, beginning of period.......................       8,036         10,695        5,168      75,298
                                                                --------       --------     --------   ---------
    Cash balance, end of period.............................    $  2,931       $  8,036     $ 10,695   $   5,168
                                                                ========       ========     ========   =========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid...............................................    $ 49,722         17,685       80,667      53,163
Income taxes paid...........................................       1,565             72          170       2,332
NON-CASH TRANSACTIONS:
Purchase of treasury stock via cancellation of notes
  receivable................................................          51
Issuance of notes receivable for sale of common stock.......         644
Non-cash exchange of preferred stock for common stock.......                                             164,174
Non-cash preferred stock dividend acquisition...............                                  13,025

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE YEAR ENDED DECEMBER 31, 1999,
      THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998, AND
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                             RETAINED
                                             PREFERRED   COMMON   PAID-IN    EARNINGS    TREASURY   LOANS FOR     DEFERED
                                               STOCK     STOCK    CAPITAL    (DEFICIT)    STOCK       STOCK     COMPENSATION
                                             ---------   ------   --------   ---------   --------   ---------   ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
September 30, 1996.........................  $      0     $500    $223,125   $(570,173)   $   0       $   0        $   0
Net earnings (loss)........................                                    (30,040)
Currency translation adjustments...........
Comprehensive earnings (loss)..............
Cash proceeds from issuance of common
  stock....................................                118      58,984
Exchange of common stock for preferred
  stock....................................                329     163,845
Preferred stock dividend...................                        (14,174)
Repurchase of common stock -- final
  purchase price adjustment................                                       (283)
                                             --------     ----    --------   ---------    -----       -----        -----
September 30, 1997.........................                947     431,780    (600,496)
Net earnings (loss)........................                                    (86,771)
Currency translation adjustment............
Comprehensive earnings (loss)..............
Cash proceeds from issuance of common
  stock....................................                  2       1,420
Stock issued in Hogan acquisition..........                 20       9,980
Repurchase of treasury stock...............                                                 (77)
Issuance of preferred stock and warrants...   100,000
Sale price of 57.6% of Evenflo in excess of
  related net book value...................                          9,254
Deferred tax adjustment on acquired
  Trademarks...............................                                     (6,270)
                                             --------     ----    --------   ---------    -----       -----        -----
September 30, 1998.........................   100,000      969     452,434    (693,537)     (77)
Net earnings (loss)........................                                    (67,821)
Currency translation adjustments...........
                                             --------     ----    --------   ---------    -----       -----        -----
Comprehensive earnings (loss)..............
December 31, 1998..........................   100,000      969     452,434    (761,358)     (77)
Net earnings (loss)........................                                    (27,321)
Currency translation adjustments...........
Comprehensive earnings (loss)..............
Repurchase of common stock.................                                                 (51)
Issuance of common stock...................                 12       1,494                             (644)        (250)
Amortization of deferred compensation......                                                                           50
Sale of Evenflo............................                         12,160
                                             --------     ----    --------   ---------    -----       -----        -----
December 31, 1999..........................  $100,000     $981    $466,088   $(788,679)   $(128)      $(644)       $(200)
                                             ========     ====    ========   =========    =====       =====        =====

                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE     COMPREHENSIVE
                                             EARNINGS (LOSS)   EARNINGS (LOSS)     TOTAL
                                             ---------------   ---------------   ---------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
September 30, 1996.........................      $(3,472)                        $(350,020)
Net earnings (loss)........................                       $(30,040)        (30,040)
Currency translation adjustments...........         (819)             (819)           (819)
                                                                  --------
Comprehensive earnings (loss)..............                       $(30,859)
                                                                  ========
Cash proceeds from issuance of common
  stock....................................                                         59,102
Exchange of common stock for preferred
  stock....................................                                        164,174
Preferred stock dividend...................                                        (14,174)
Repurchase of common stock -- final
  purchase price adjustment................                                           (283)
                                                 -------                         ---------
September 30, 1997.........................       (4,291)                         (172,060)
Net earnings (loss)........................                       $(86,771)        (86,771)
Currency translation adjustment............        2,405             2,405           2,405
                                                                  --------
Comprehensive earnings (loss)..............                       $(84,366)
                                                                  ========
Cash proceeds from issuance of common
  stock....................................                                          1,422
Stock issued in Hogan acquisition..........                                         10,000
Repurchase of treasury stock...............                                            (77)
Issuance of preferred stock and warrants...                                        100,000
Sale price of 57.6% of Evenflo in excess of
  related net book value...................        1,620                            10,874
Deferred tax adjustment on acquired
  Trademarks...............................                                         (6,270)
                                                 -------                         ---------
September 30, 1998.........................         (266)                         (140,477)
Net earnings (loss)........................                       $(67,821)        (67,821)
Currency translation adjustments...........       (3,143)           (3,143)         (3,143)
                                                 -------          --------       ---------
Comprehensive earnings (loss)..............                       $(70,964)
                                                                  ========
December 31, 1998..........................       (3,409)                         (211,441)
Net earnings (loss)........................                       $(27,321)        (27,321)
Currency translation adjustments...........         (786)             (786)           (786)
                                                                  --------
Comprehensive earnings (loss)..............                       $(28,107)
                                                                  ========
Repurchase of common stock.................                                            (51)
Issuance of common stock...................                                            612
Amortization of deferred compensation......                                             50
Sale of Evenflo............................          565                            12,725
                                                 -------                         ---------
December 31, 1999..........................      $(3,630)                        $(226,212)
                                                 =======                         =========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ORGANIZATION

     BUSINESS AND REORGANIZATION. Spalding Holdings Corporation (formerly Evenflo & Spalding Holdings Corporation) and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names Spalding(R), Top-Flite(R), Etonic(R), Strata(R), Ben Hogan(R) and Dudley(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("SSW"), formerly named Spalding & Evenflo Companies, Inc. The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softball and clothing, shoes and equipment for many other sports.

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

     On August 20, 1998, KKR 1996 Fund L.P. ("KKR 1996 Fund"), a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired from the Company (i) 51% (5,100,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $25,500 and (ii) the Evenflo Preferred Stock for a purchase price of $40,000. Prior to such KKR 1996 Fund stock purchases, Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), acquired from the Company 6.6% (660,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $3,300. Strata LLP, an affiliate of KKR 1996 Fund, KKR 1996 Fund and Abarco are currently shareholders of the Company; both Abarco and Great Star are owned by the same entity (see "Recapitalization and Stock Purchase Agreement" below). After these sales of common stock, the Company retained ownership of 42.4% (4,240,000 shares) of the outstanding common stock of Evenflo Company, Inc. Also on August 20, 1998 Evenflo Company, Inc. (i) issued and sold $110,000 aggregate principal amount of senior notes in a private offering, and (ii) entered into a $100,000 revolving credit facility with a syndicate of banks and other financial institutions and borrowed $10,000 under the credit facility. Evenflo Company, Inc. paid the net proceeds of these two borrowing transactions, $110,000, to the Company as a partial payment of intercompany indebtedness. The remainder of the intercompany indebtedness of Evenflo Company, Inc. was treated as a contribution of capital by the Company to Evenflo Company, Inc. The Company has no guaranty or other obligations with respect to the debt of Evenflo Company, Inc., and Evenflo Company, Inc. has no such obligations with respect to the Company's debt.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Also on August 20, 1998, KKR 1996 Fund invested $100,000 in the Company to acquire cumulative, variable rate, preferred stock of the Company together with 44,100,000 Warrants to purchase common stock of the Company (see Note K). The Company used the proceeds from the issuance of its preferred stock, from the Evenflo Company, Inc. stock sales, and from the repayment of intercompany indebtedness by Evenflo Company, Inc. to repay $278,800 of the Company's senior credit facilities and Revolver (see Note H).

     Effective December 23, 1999, KKR 1996 Fund purchased the Company's remaining 42.4% common stock ownership interest in Evenflo Company, Inc. for $23,600 (Note R). The net proceeds were used to repay term loans under the Company's senior credit facilities (Note H).

     ACQUISITION OF BEN HOGAN. On November 26, 1997, the Company acquired certain assets and assumed certain liabilities of the Ben Hogan Co. ("Hogan") for a purchase price of $14,666, consisting of $10,000 in Company common stock (2 million shares), $3,025 in a 10 1/2% note due November 25, 2000, and $1,641 in cash. Hogan manufactures and/or markets golf clubs, and golf accessories under the Hogan brand name. The purchased assets and assumed liabilities consist of the following:

Inventories.................................................  $ 3,383
Fixed assets................................................      162
Intangibles (primarily trademarks)..........................   12,221
                                                              -------
Total.......................................................   15,766
Accrued liabilities.........................................   (1,100)
                                                              -------
Net assets purchased........................................  $14,666
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

     The Gerry acquisition was accounted for using the purchase method of accounting; accordingly, the operating results of Gerry have been included in the statements of consolidated earnings (loss) from the date of acquisition. In applying purchase accounting, inventories were increased by $1,268, which is the amount of acquired profit related to the expected future sale of the Gerry finished goods acquired. Accordingly, the Company's loss for 1997 was increased by $1,268 from selling, in the ordinary course of business, inventory which was written up to fair value at date of acquisition. If the acquisition had taken place at October 1, 1995 rather than in April 1997, Gerry's unaudited results of operations would have changed pro forma consolidated net sales and net earnings
(loss) by $61,362 and $(1,735) for the year ended September 30, 1997.

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recapitalization Strata and its affiliate owned approximately 88% of the Company's common stock and Abarco retained approximately 12% of the Company's common stock.

     The Recapitalization was financed with $221,000 cash proceeds of newly issued common stock to Strata, $150,000 proceeds of non-voting redeemable preferred stock issued to Strata (of which $50,000 was issued immediately after the Closing), proceeds of $625,800 from certain borrowings (see Note H) and $2,209 of the Company's cash balances. These funds were used to (i) redeem a portion of the common stock held by Abarco for $524,150 in cash plus the fair value of the Company's investments in an affiliate promissory note of $49,395 and in the E&S Realco, Inc. ("Realco") common stock and note receivable of $8,388; (ii) repay principal and interest of $367,894 for existing indebtedness, including the promissory notes issued to acquire Etonic; (iii) redeem, for a net payment of $21,330 all of the remaining subsidiary shares issued under the 1994 Management Stock Ownership Plan (see Note K); (iv) pay $31,471 in transaction fees and expenses; (v) purchase certain non-U.S. trademarks and assignment rights from an affiliate of Abarco for $5,135; (vi) pay a transaction bonus of $5,375 to certain members of management of SSW; and (vii) provide working capital of $45,654 (of this amount $25,800 was used to repay borrowings under the revolving credit loan on October 1, 1996).

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spalding Holdings Corporation and its subsidiaries, all of which, including Evenflo Company, Inc. and subsidiaries until August 20, 1998, are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN AFFILIATED COMPANY. The Company's investment in Evenflo Company, Inc., subsequent to the August 20, 1998 sale (a 42.4% common stock ownership interest) was accounted for using the equity method of accounting. As of December 23, 1999, the Company sold its remaining investment in Evenflo to a related party. Refer to Note A and Note R for further details.

     YEAR-END. Following fiscal 1998, the Company elected to change its year-end from September 30 to December 31. Included herein are consolidated balance sheets as of December 31, 1999 and 1998 and the statements of operations statements of consolidated cash flows and statements of consolidated shareholders' equity (deficiency) for 1999, the period October 1, 1998 through December 31, 1998 (the "Transition Period") and for the fiscal years ended September 30, 1998 and 1997. Unaudited financial information for the period October 1, 1997 through December 31, 1997 is as follows: net sales $162,209; gross profit $48,586; loss from operations ($9,585); income tax benefit ($9,845); and net loss $(18,925).

     REVENUE RECOGNITION.  The Company records revenue when goods are shipped.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

     INVENTORIES. Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5,120 decrease in inventory, a $1,792 increase in deferred tax assets and an overall $3,328 decrease in equity.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     PROPERTY, PLANT AND EQUIPMENT. These assets are stated at cost and are depreciated principally using the straight-line method over estimated useful lives which range from 3 to 20 years. Certain assets are depreciated for income tax purposes using accelerated methods.

     INTANGIBLE ASSETS. All material intangible assets are amortized on the straight-line basis using a 40 year life.

     IMPAIRMENT OF LONG-LIVED ASSETS. The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company compares the carrying value of its long-lived assets to an estimate of their expected future cash flows (undiscounted and without interest charges) to evaluate the reasonableness of the carrying value and remaining depreciation or amortization period. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment is recognized.

     DEFERRED FINANCING COSTS. The costs incurred to obtain financing agreements have been capitalized and are amortized using the interest method over the term of the related debt.

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

     ADVERTISING. Advertising costs (other than production media) are expensed as incurred. Costs associated with production media (television commercials) are expensed when the advertising first takes place. Advertising and promotion expenses amounted to $60,271, $20,142, $99,013 and $91,982 in 1999, the
Transition Period, 1998 and 1997, respectively.

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133", is effective beginning January 1, 2001. Management is currently evaluating the impact of these statements and believes their adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

     RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform with current year presentations.

NOTE C -- INVENTORIES

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Finished goods.....................................    $34,729         $68,018
Work in process....................................      2,798           3,385
Raw materials......................................     11,485          17,763
                                                       -------         -------
Total inventories..................................    $49,012         $89,166
                                                       =======         =======

NOTE D -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Land...............................................    $  2,619        $  2,583
Buildings and building improvements................      36,712          35,950
Machinery and equipment............................      62,116          44,689
Construction in progress...........................       9,229          13,110
                                                       --------        --------
                                                        110,676          96,332
Accumulated depreciation...........................     (51,942)        (44,672)
                                                       --------        --------
  Property, plant and equipment, net...............    $ 58,734        $ 51,660
                                                       ========        ========

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- INTANGIBLE ASSETS, NET

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
United States trademarks...........................    $ 71,703        $ 71,703
Non-U.S. trademarks................................      13,378          13,378
Goodwill...........................................      75,817          75,817
                                                       --------        --------
                                                        160,898         160,898
Accumulated amortization...........................     (52,763)        (48,236)
                                                       --------        --------
  Intangible assets, net...........................    $108,135        $112,662
                                                       ========        ========

NOTE F -- ACCRUED EXPENSES

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Compensation and other employee benefits...........    $12,486         $ 6,251
Liability for restructuring costs..................      3,960          11,369
Interest...........................................      8,968           6,994
Advertising and promotion..........................     13,409           8,593
Other, principally operating expenses..............     21,447          21,838
                                                       -------         -------
     Total accrued expenses........................    $60,270         $55,045
                                                       =======         =======

  SPALDING RESTRUCTURING AND OTHER UNUSUAL COSTS.

     In 1997, the Company implemented a plan to restructure the Spalding domestic and international operations to focus on core line golf and sporting goods products. In 1998 the plan was expanded to reduce the infrastructure needed to support the international operations, close the Mexico operations, consolidate European operations with the closure of locations in France, Germany, Italy and Spain, and to significantly downsize the Japanese operation. These facility closures resulted in the elimination of approximately 116 international positions at various levels. As a result, sales activities in Mexico, and the closed European operations are handled through distributors. Additionally, the U.S. operations recognized certain management severance costs associated with the elimination of approximately 100 domestic positions and closed the headquarters in Tampa, Florida. In 1999, additional costs included the further consolidation of manufacturing and warehousing operations. These actions included the closure of the Company's golf shoe manufacturing facility in Richmond, Maine and the consolidation of the golf club manufacturing activities in Gloversville, New York to Chicopee, Massachusetts. These actions resulted in the elimination of approximately 244 positions. Additional U.S. severance costs include the Company's elimination of approximately 30 positions at its corporate office.

     As of December 31, 1999, the restructuring activities are substantially complete. As the restructuring activities were finalized, some of the Company's initial estimates of the ultimate costs of various restructuring components proved to be different than the actual costs incurred. As a result, the original charges for international severance and related costs were under estimated, while costs for the closure of the former corporate headquarters in Tampa were over estimated, principally due to the subsequent subleasing of that

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

facility relieving the Company of such lease payments. As a result, the Company's restructuring costs are as follows:

                                             YEAR         OCTOBER 1,     FOR THE YEARS ENDED
                                            ENDED          THROUGH          SEPTEMBER 30,
                                         DECEMBER 31,    DECEMBER 31,    -------------------
                                             1999            1998          1998       1997
                                         ------------    ------------    --------    -------
Tampa headquarters closing costs.......    $(1,491)         $    0       $ 5,347     $    0
International severance costs and
  related expense......................        733             596         3,010        923
U.S. severance costs and related
  expense..............................        849           1,717         5,118          0
Facilities closings....................        705               0             0          0
Write-off of accumulated translation
  adjustment...........................          0             342         2,761          0
Lease terminations.....................          0               0           409        758
Termination of service contracts.......          0               0         1,237          0
Other costs............................         16             314         2,238        729
                                           -------          ------       -------     ------
     Total.............................    $   812          $2,969       $20,120     $2,410
                                           =======          ======       =======     ======

     The Company has paid $6,525 of these restructuring costs in 1999, $4,061 in the Transition Period and $7,080 and $1,322 in fiscal 1998 and 1997, respectively. The Company has also charged $1,696 in 1999, $1,441 in the Transition Period and $2,761 and $0 in fiscal 1998 and 1997, respectively, of non-cash write-offs against the restructuring accruals. The remaining restructuring accruals at December 31, 1999 totaling $3,960 are primarily ongoing severance payments that continue into 2001.

     EVENFLO RESTRUCTURING AND OTHER UNUSUAL COSTS. In July 1997, Company management adopted a plan to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations. As a result, the Company recorded restructuring costs for the period from October 1, 1997 to August 20, 1998 and for the year ended September 30, 1997, as follows:

                                                             FOR THE PERIOD ENDED
                                                                SEPTEMBER 30,
                                                             --------------------
                                                               1998        1997
                                                             --------    --------
Severance costs for Colorado employees.....................   $    0      $4,105
Shut-down costs of the Colorado facility...................        0       2,630
Other costs................................................    1,443       2,856
                                                              ------      ------
Total......................................................   $1,443      $9,591
                                                              ======      ======

NOTE G -- SEGMENT INFORMATION

     The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Enterprise and Related Information" and summarizes key information used by the Company in evaluating the performance of each segment.

                                                  U.S.
                                                SPORTING
                                    U.S. GOLF    GOODS     INTERNATIONAL   EVENFLO    ALL OTHER    TOTAL
                                    ---------   --------   -------------   --------   ---------   --------
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1999
     Net sales....................  $249,462    $ 80,530     $101,180      $     --    $    --    $431,172
     Depreciation and
       amortization...............    11,915         481        1,383            --         --      13,779
     Operating income (loss)......     3,642      (7,983)       7,826            --     11,029      14,514
     Total assets                     30,835      11,739       72,923            --    328,915     444,412
AS OF AND FOR THE YEAR ENDED
  SEPTEMBER 30, 1998
     Net sales....................  $311,053    $ 98,405     $127,444      $290,790    $    --    $827,692
     Depreciation and
       amortization...............    11,599         261        1,251        13,136         --      26,247
     Operating income (loss)......    (8,003)     (8,996)     (23,829)       (5,626)    10,875     (35,579)
     Total assets                     52,646      20,226       88,656        14,606    356,502     532,636
AS OF AND FOR THE YEAR ENDED
  SEPTEMBER 30, 1997
     Net sales....................  $283,378    $117,258     $152,800      $296,743    $    --    $850,179
     Depreciation and
       amortization...............    10,564         398        1,477         9,330         --      21,769
     Operating income (loss)......    28,704       1,623       (4,870)       (3,905)    12,467      34,019
     Total assets                     33,356      15,731       97,416       255,724    357,575     759,802

     Net sales for the Transition Period by segment were as follows: U.S. Golf $18.9 million; U.S. Sporting Goods $22.8 million; and International $15.1 million. Other segment information for the Transition Period is not available.

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

     Spalding currently markets its golf products under the following brand names:

GOLF BALLS                       GOLF CLUBS                       GOLF SHOES AND ACCESSORIES
----------                       ----------                       --------------------------
Strata(R)                        Ben Hogan(R)                     Etonic(R)
Top-Flite(R)                     Top-Flite(R)                     Ben Hogan(R)
Spalding(R)                      Spalding(R)                      Top-Flite(R)
Molitor(R)                                                        Spalding(R)

     U.S. Sporting Goods includes basketballs, softball and baseball products, volleyballs, soccer balls and other sports products. These products are primarily sold under the Spalding(R) trademark. Softball products are also marketed under the Dudley(R) trademark.

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Sweden and Japan. In addition to the subsidiary operations, Spalding conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, Spalding markets a line of golf and sporting goods products similar to those in the U.S. segments. In 1999, no foreign country (other than U.S. domestic operations) accounted for net sales representing more than 10% of total consolidated net sales.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The "All Other" category includes worldwide licensing and other items not allocable to one of the segments. Worldwide licensing is a result of Spalding granting licensees the exclusive right to use specified Spalding trademarks for specific product categories, in specific markets. The SPALDING(R), TOP-FLITE(R), ETONIC(R) and BEN HOGAN(R) names are licensed in a broad range of product categories, including shoe and apparel lines. In exchange for these exclusive licenses, Spalding receives royalty fees. The majority of royalty revenues are generated in the U.S. and Japanese markets.

NOTE H -- DEBT

     The Company's U.S. operations have long-term bank financing arrangements to support working capital needs and other general corporate requirements. The operations utilized these arrangements primarily by use of direct bank borrowings, acceptances and letters of credit. The Company's non-U.S. subsidiaries have short-term bank financing arrangements to support international working capital requirements. The subsidiaries utilize these arrangements by use of direct bank borrowings and letters of credit. The Company's borrowing activities are as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
Available lines of credit and outstanding debt:
  United States............................................    $607,541        $630,874
  International............................................       7,886          14,218
                                                               --------        --------
     Total.................................................    $615,427        $645,092
                                                               ========        ========
Amount outstanding
Direct borrowings
  United States............................................    $514,041        $524,519
  International............................................       4,081           6,531
                                                               --------        --------
     Total direct borrowings...............................     518,122         531,050
  Bankers acceptances (included in accounts payable).......      30,832          35,705
  Discounted receivables (netted against accounts
     receivable)...........................................           0           4,879
                                                               --------        --------
     Total borrowings......................................    $548,954        $571,634
                                                               ========        ========
  Letters of credit not yet funded.........................    $ 13,972        $ 13,083
                                                               ========        ========
United States direct borrowings consist of:
  Secured credit facility:
     Revolving credit loans................................    $156,500        $143,645
     Term loans............................................     148,200         171,200
  Senior subordinated notes................................     200,000         200,000
  Other indebtedness.......................................       9,341           9,674
                                                               --------        --------
     Total United States debt..............................     514,041         524,519
  Current maturities of debt...............................       3,341               0
                                                               --------        --------
     Long-term debt........................................    $510,700        $524,519
                                                               ========        ========
  Maximum borrowings.......................................    $556,474        $537,205
  Weighted average outstanding balances....................    $541,996        $518,691
  Weighted average interest rates..........................        9.68%          10.02%

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     SECURED CREDIT FACILITY. On September 30, 1996, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provided for a $650,000 maximum credit commitment (however, see below for a description of the reductions of this commitment on August 20, 1998 and December 23, 1999), consisting of a seven year $250,000 revolving credit loan ("Revolving Credit Loan") and $400,000 in term loans ("Term Loans"). Term Loans consist of (i) $175,000 seven year Term Loan A, (ii) $87,500 eight year Term Loan B, (iii) $87,500 nine year Term Loan C and (iv) $50,000 nine and one half year Term Loan
D. Revolving Credit Loans may be used for working capital needs, special facility obligations (letters of credit and acceptances), general corporate purposes and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $180,000 and Swingline Loans are limited to a maximum of $30,000. Each of the Term Loans required annual amortization beginning September 30, 1998 and each subsequent September 30 thereafter until maturity as well as certain mandatory prepayments, among others, with the proceeds of certain asset sales.

     In conjunction with the receipt of the $278,800 in proceeds from the Reorganization in 1998 and the net receipt of $23,000 for the Company's sale of its 42.4% ownership in Evenflo on December 23, 1999 (see Note A), the Company was required to prepay portions of its Term Loans as follows:

                                              BALANCE PRIOR                    BALANCE AFTER
                                              TO PREPAYMENTS    PREPAYMENTS     PREPAYMENTS
                                              --------------    -----------    -------------
Term Loan A.................................     $175,000        $159,208        $ 15,792
Term Loan B.................................       87,500          36,094          51,406
Term Loan C.................................       87,500          36,094          51,406
Term Loan D.................................       50,000          20,404          29,596
                                                 --------        --------        --------
     Total..................................     $400,000        $251,800        $148,200
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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Scheduled maturities of the Term Loans are as follows at December 31, 1999:

                                               TERM       TERM       TERM       TERM
                                              LOAN A     LOAN B     LOAN C     LOAN D
                                              -------    -------    -------    -------
2003........................................  $15,792    $   623    $   623    $   309
2004........................................        0     50,783        623        312
2005........................................        0          0     50,160        312
2006 (March 31, 2006).......................        0          0          0     28,663
                                              -------    -------    -------    -------
     Total..................................  $15,792    $51,406    $51,406    $29,596
                                              =======    =======    =======    =======

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

     The Senior Subordinated Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2001. At December 31, 1999, the estimated fair value of the Senior Subordinated Notes was favorable 60% based on dealer quotes.

     The Company will not be required to make mandatory redemptions or sinking fund payments prior to maturity of the Senior Subordinated Notes, except if holders request that the Company repurchase the Senior

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     OTHER INDEBTEDNESS. The other indebtedness primarily consists of the 10 1/2% note in the amount of $3,341 due in November 2000 incurred in connection with the purchase of Ben Hogan (see Note A) and a 7.57% note in the amount of $6,000, incurred in 1998 in connection with the construction of a new warehouse located in Chicopee, MA., due in monthly installments through February 2018. The interest rate on the $6,000 loan will convert after five years to 300 basis points over the one-year U.S. Treasury rate. There are no amortization requirements for the first five years of the loan followed by principal payments of $33 per month until maturity. The Lender has been granted a security interest in the warehouse.

NOTE I -- INCOME TAXES

     Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision (benefit), are as follows:

                                         YEAR         OCTOBER 1,      FOR THE YEARS ENDED
                                        ENDED          THROUGH           SEPTEMBER 30,
                                     DECEMBER 31,    DECEMBER 31,    ---------------------
                                         1999            1998          1998         1997
                                     ------------    ------------    ---------    --------
Earnings (loss) before income taxes
  and extraordinary loss:
  United States....................    $(37,735)       $(90,539)     $(104,277)   $(32,965)
  Other nations....................      (2,426)         (7,475)       (10,803)     (5,578)
                                       --------        --------      ---------    --------
          Total....................    $(40,161)       $(98,014)     $(115,080)   $(38,543)
                                       ========        ========      =========    ========
Income tax provision (benefit):
  Current taxes:
     Federal taxes.................    $      0        $      0      $     129    $ (7,136)
     State taxes...................         819             237            489         565
     Other nations' taxes..........         746               0            946       1,790
                                       --------        --------      ---------    --------
          Total....................    $  1,565        $    237      $   1,564    $ (4,781)
                                       --------        --------      ---------    --------
  Deferred taxes:
     Federal taxes.................    $(14,683)       $(30,428)     $ (35,819)   $ (3,715)
     Other nations' taxes..........          18              (2)            37          (7)
                                       --------        --------      ---------    --------
          Total....................     (14,665)        (30,430)       (35,782)     (3,722)
                                       --------        --------      ---------    --------
          Total income taxes
            (benefit)..............    $(13,100)       $(30,193)     $ (34,218)   $ (8,503)
                                       ========        ========      =========    ========

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                               YEAR         OCTOBER 1,     FOR THE YEARS ENDED
                                              ENDED          THROUGH          SEPTEMBER 30,
                                           DECEMBER 31,    DECEMBER 31,    --------------------
                                               1999            1998         1998          1997
                                           ------------    ------------    ------        ------
U.S. statutory rate (benefit)............      (35)%           (35)%         (35)%         (35)%
State income taxes, net of federal
  benefit................................        1               0             0             1
Non-U.S. tax rate differences............        0               0             0             2
Non-U.S. losses for which no taxes were
  recorded...............................        4               3             4             7
Other....................................       (2)              1             1             3
                                               ---             ---           ---           ---
  Effective tax rate.....................      (32)%           (31)%         (30)%         (22)%
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

                                                     NET DEFERRED TAX ASSET
                                  ------------------------------------------------------------
                                            CURRENT                        NONCURRENT
                                  ----------------------------    ----------------------------
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Acquired non-U.S. trademarks....    $     0         $     0         $ 29,906        $ 33,051
Intangibles amortization........          0               0          (20,082)        (20,394)
Depreciation....................          0               0            1,311           1,324
Accrued liabilities.............      7,106           8,292                0               0
Pension.........................          0               0            3,310           2,724
Postretirement benefits.........          0               0            2,886           3,024
Net operating loss
  carryforwards.................          0               0          112,908          91,525
Capital loss carryforward.......          0               0            8,179           8,179
Other...........................      5,112           3,300              (28)             32
                                    -------         -------         --------        --------
     Total deferred income
       taxes....................     12,218          11,592          138,390         119,465
  Valuation allowance on net
     operating losses and
     capital loss...............          0               0          (38,513)        (33,627)
                                    -------         -------         --------        --------
  Net deferred income taxes.....    $12,218         $11,592         $ 99,877        $ 85,838
                                    =======         =======         ========        ========

     On December 31, 1999, the Company had net operating loss carryforwards of $268,074 consisting of $231,650 from U.S. operations which begin to expire in 2011, and $36,424 in non-U.S. subsidiaries, which begin to expire in 2001. Deferred tax benefits of $111,412 have been established on these losses and a 1999 valuation allowance in the amount of $30,334 has been provided on the entire state and non-U.S. portions of the deferred tax benefits. On December 31, 1999, the Company had capital loss carryforwards of $20,972 for which a 1999 valuation allowance in the amount of $8,179 has been provided on the entire deferred tax benefits. Subsequent recognition of the tax benefits, if any, relating to the capital loss carryforward will be credited to retained earnings.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Under generally accepted accounting principles the 1994 acquisition of the Acquired Trademarks from an affiliate of Abarco for $176,000 was not revalued to fair market value but was recorded at the affiliate's net book value. The $8,250 carrying value of the Acquired Trademarks is being amortized over 40 years for book purposes while the $176,000 fair market value ($155,000 after the IRS settlement discussed in the preceding paragraph) is being amortized over 15 years for income tax purposes. The $58,712 deferred income tax effect at the date the trademarks were acquired is reduced as the Company recognizes the tax benefit of the difference between the carrying value of $8,250 and the tax basis of $176,000. The carrying value of the deferred tax asset at December 31, 1999 and 1998 was $29,906 and $33,051 (after giving effect to the settlement with the IRS), respectively.

     On December 31, 1999 undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $202. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its continuing international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings.

NOTE J -- PENSION PLANS AND POSTRETIREMENT BENEFITS

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

     The Company also provides certain postretirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

     Prior to August 20, 1998, the Company maintained certain pension plans that covered employees in both the Spalding and Evenflo Segments. Consistent with the Reorganization, pension plans attributable to Evenflo Company, Inc. are no longer a liability to the Company. The reorganization of the pension plans has been treated as a "Separation of Funds" rather than a combined curtailment and settlement as described under Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"). The net impact of this decision is that Evenflo Company, Inc. retains the (accrued)/prepaid balance at August 20, 1998 and

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amortizes any deferrals (gains/losses, prior service cost, transition obligation, etc.) associated with the plans rather than immediately recognizing them. Pension plan expenses attributable to Evenflo Company, Inc. are included in the Company's consolidated financial statements through August 20, 1998.

     Consistent with the Reorganization, postretirement benefits attributable to Evenflo Company, Inc. are no longer a liability to the Company. The reorganization of the post-retirement benefits has been treated as a "Separation of Plans" rather than a combined curtailment and settlement as described under SFAS No. 88. The net impact of this decision is that Evenflo Company, Inc. retains the (accrued)/prepaid balance at August 20, 1998 and amortizes any deferrals (gains/losses, prior service cost, transition obligation, etc.) associated with the plans rather than immediately recognizing them. Postretirement benefit expenses attributable to Evenflo Company, Inc. are included in the Company's consolidated financial statements through August 20, 1998.

     The December 31, 1999 and 1998 funded status of the Company's United States defined benefit pension plans consists of the following:

                                                     PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
CHANGES IN BENEFIT OBLIGATION
Benefit obligation at beginning of period.....    $(50,248)      $(52,888)      $(7,797)       $(8,188)
Service cost..................................      (2,492)          (712)         (238)           (60)
Interest cost.................................      (3,092)          (814)         (526)          (127)
Plan amendments...............................      (1,064)             0             0              0
Actuarial gain................................       3,613          2,870           875            453
Benefits paid.................................       7,879          1,282           364            125
Administrative expenses paid..................          47             14             0              0
                                                  --------       --------       -------        -------
Benefit obligation at end of period...........     (45,357)       (50,248)       (7,322)        (7,797)
CHANGE IN PLAN ASSETS
Market value of assets at beginning of
  period......................................    $ 53,405       $ 47,813       $     0        $     0
Actual return on assets.......................       8,028          6,879             0              0
Employer contributions received during
  period......................................         130              9             0              0
Benefits paid during period...................      (7,879)        (1,282)            0              0
Administrative expenses paid during period....         (47)           (14)            0              0
                                                  --------       --------       -------        -------
Market value of assets as end of period.......      53,637         53,405             0              0
                                                  --------       --------       -------        -------
Funded status.................................       8,280          3,157        (7,322)        (7,797)
Unrecognized net transition
  (asset)/obligation..........................        (275)          (413)            0              0
Unrecognized prior service cost...............        (132)          (102)          124            138
Unrecognized net (gain)/loss..................     (17,660)       (11,002)         (742)           110
                                                  --------       --------       -------        -------
(Accrued)/prepaid pension costs...............    $ (9,787)      $ (8,360)      $(7,940)       $(7,549)
                                                  ========       ========       =======        =======

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Assumptions used in accounting for United States defined benefit pension plans as of December 31, 1999 and 1998 and September 30, 1998 and 1997 were:

                 WEIGHTED-AVERAGE ASSUMPTIONS AT END OF PERIOD

                                                                               SEPTEMBER 30,
                                                DECEMBER 31,   DECEMBER 31,    --------------
                                                    1999           1998        1998     1997
                                                ------------   ------------    -----    -----
Discount rate.................................      7.50%          6.75%       6.25%    7.00%
Expected return on plan assets................      8.50%          8.50%       8.50%    8.50%
Rate of compensation increase.................      4.50%          4.50%       4.50%    4.50%

                                              PENSION BENEFITS                             POSTRETIREMENT BENEFITS
                                            FOR THE PERIODS ENDED                           FOR THE PERIODS ENDED
                               -----------------------------------------------   -------------------------------------------
                               DECEMBER 31,   DECEMBER 31,     SEPTEMBER 30,     DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                               ------------   ------------   -----------------   ------------   ------------   -------------
                                   1999           1998        1998      1997         1999           1998       1998    1997
                               ------------   ------------   -------   -------   ------------   ------------   -----   -----
COMPONENTS OF NET PERIODIC
  BENEFIT COSTS
Service costs................    $ 2,492        $   712      $ 3,124   $ 2,814       $238           $ 60       $230    $147
Interest costs...............      3,092            814        3,963     3,942        526            127        599     608
Expected return on assets....     (4,150)        (1,000)      (5,286)   (4,243)         0              0          0       0
Amortization on unrecognized
  transition
  (asset)/obligation.........       (127)           (32)        (139)     (445)         0              0         16       0
Amortization of unrecognized
  prior service costs........         30              7         (193)        0         14              4          0       0
Amortization of unrecognized
  net (gain)/ loss...........       (474)             7         (530)        0        (24)             2        (85)    (41)
Cost of early retirement SFAS
  No. 88.....................        694              0            0         0          0              0          0       0
                                 -------        -------      -------   -------       ----           ----       ----    ----
Net periodic pension costs...    $ 1,557        $   508      $   939   $ 2,068       $754           $193       $760    $714
                                 =======        =======      =======   =======       ====           ====       ====    ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                    1-PERCENTAGE      1-PERCENTAGE
                                                   POINT INCREASE    POINT DECREASE
                                                   --------------    --------------
Effect on total of service and interest cost
  components.....................................       $ 81             $ (74)
Effect on postretirement benefit obligation......       $630             $(566)

     The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $870 in 1999, $581 in the Transition Period, $600 in 1998 and $2,210 in 1997.

NOTE K -- SHAREHOLDERS' EQUITY

     PREFERRED STOCK. On September 27, 1996 the Company's certificate of incorporation was amended to establish and authorize 50,000,000 shares of preferred stock, $.01 par value, with other preferences and attributes to be determined by the Board of Directors at the time of each issuance of preferred stock.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of the Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The initial dividend rate with respect to the Cumulative Preferred Stock is 14% per annum. As of December 31, 1999, the dividend rate was 14%. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Since the Board of Directors has not declared any preferred dividends as of December 31, 1999, the amount of the Cumulative Preferred Stock dividends in arrears as of that date was $20,855.

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

     COMMON STOCK. The 1996 Employee Stock Ownership Plan consists of an aggregate of 16,300,000 shares of common stock, which may be sold or granted as options to key employees of the Company. The share issuance price and the option price must be at least 50% of the fair market value of the common shares on the date of the sale or grant and an option's maximum term is ten years. The options vest ratably over a five-year period. Any outstanding options will become immediately exercisable upon a change in control of the Company. If an employee retires, any shares owned may be put to the Company or the Company can call the shares based on a fair market value formula, as defined. If an employee dies, becomes permanently disabled or terminates employment, the Company can call the shares based on a fair market value formula, as defined.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Transactions involving common share options are as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
                                                              OF SHARES      PRICE
                                                              ----------    --------
OPTION SHARES
Outstanding September 30, 1996..............................           0
Granted in 1997.............................................   6,670,793     $5.00
Cancelled in 1997...........................................           0     $5.00
Exercised in 1997...........................................           0       N/A
                                                              ----------     -----
Outstanding September 30, 1997 (none exercisable) (1,023,729
  became exercisable October 1, 1997).......................   6,670,793     $5.00
Granted in 1998.............................................     295,559     $5.00
Cancelled in 1998...........................................    (988,103)    $5.00
Exercised in 1998...........................................           0       N/A
                                                              ----------     -----
Outstanding September 30, 1998 (1,023,729 exercisable and
  3,252,558 became exercisable October 1, 1998).............   5,978,249     $5.00
Granted October 1, 1998 through December 31, 1998...........           0     $5.00
Cancelled October 1, 1998 through December 31, 1998.........  (2,346,099)    $5.00
Exercised October 1, 1998 through December 31, 1998.........           0       N/A
                                                              ----------     -----
Outstanding December 31, 1998 (1,955,238 exercisable).......   3,632,150     $5.00
Granted in 1999.............................................   7,685,015     $2.00
Cancelled in 1999...........................................  (1,279,777)    $5.00
Exercised in 1999...........................................           0       N/A
                                                              ----------     -----
Outstanding December 31, 1999 (2,343,448 exercisable).......  10,037,388      2.69
                                                              ==========     =====
Aggregate unissued shares and options December 31, 1999.....   2,615,945       N/A

     The following table summarizes information for options outstanding and exercisable at December 31, 1999:

                          OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                         ---------------------   --------------------
                         WTD. AVG.   WTD. AVG.              WTD. AVG.
 RANGE OF                REMAINING   EXERCISE               EXERCISE
  PRICES       NUMBER      LIFE        PRICE      NUMBER      PRICE
----------   ----------  ---------   ---------   ---------  ---------
  $2.00      7,685,015      9.5        $2.00       400,000    $2.00
   5.00      2,352,373      7.0         5.00     1,943,448     5.00
             ----------    ----        -----     ---------    -----
$2.00 - 5.00 10,037,388     8.9        $2.72     2,343,448    $4.49
             ==========    ====        =====     =========    =====

     In 1999, the Company sold 1,124,985 shares to certain members of senior management for total consideration of $1,506. Of the $1,506, $612, was received in the form of cash, $644, represented notes receivable to the Company (bearing interest at 9.25% per annum) and $250 was recorded as deferred compensation for future services. The deferred compensation was a result of the grant of restricted shares that vest ratably over five years. The value of such compensation was recorded based on the fair value of the shares (net of consideration paid). In addition to the employee options granted under the 1996 Stock Plan, the Company has also granted 250,000 options to purchase shares of Common Stock pursuant to an agreement with a consultant. As of December 31, 1999, none of these options were exercisable.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In 1998, the Company sold 278,885 shares for proceeds of $1,422 and in 1997 sold 2,020,238 shares for proceeds of $10,102.

     DISCLOSURES UNDER SFAS NO. 123. The Company has elected the disclosure-only basis provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. Had compensation cost been determined based on the fair market value at the grant date consistent with the method provided by SFAS No. 123, the Company's pro forma net earnings (loss) would have been $(28,278) for 1999, $(67,892) for the Transition Period, $(87,728) for
1998, and $(30,952) for 1997 as compared to the reported amounts of $(27,321), $(67,821), $(86,771) and $(30,040), respectively.

     The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and fiscal years ended September 30, 1998 and 1997 (there were no new grants in the Transition Period):

                                              DECEMBER 31,      SEPTEMBER 30,
                                              ------------    ------------------
                                                  1999         1998       1997
                                              ------------    -------    -------
Dividend yield..............................          0%            0%         0%
Expected volatility.........................          0%            0%         0%
Risk-free interest rate.....................       5.25%         5.62%      6.38%
Weighted average expected life..............    5 years       5 years    5 years
Weighted average fair value of options
  granted...................................    $  0.00       $  1.19    $  1.37

NOTE L -- LEASE COMMITMENTS

     The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2014. The Company has no material capital leases.

     The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999:

2000........................................................  $  968
2001........................................................     688
2002........................................................     440
2003........................................................     369
2004........................................................     312
Thereafter..................................................     641
                                                              ------
Total minimum lease payments................................  $3,418
                                                              ======

     Rental expense under operating leases was $1,156 in 1999, $326 in the Transition Period, $5,756 in 1998 and $5,185 in 1997.

NOTE M -- CURRENCY EXCHANGE CONTRACTS

     The Company may from time to time enter into forward currency exchange contracts to protect inventory purchases and affiliated note activities against changes in future currency exchange rates. A forward currency exchange contract is an agreement between two parties to buy or sell currency at a set price on a future date. The market value of the contract will fluctuate with changes in currency exchange rates. The contract is marked-to-market using the spot rate at the end of each accounting period and the change in market value is recorded by the Company as currency gain or loss. Risk may arise upon entering into these contracts from

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

unanticipated movements in the value of a foreign currency relative to the U.S. dollar. As of December 31, 1999 and 1998, the Company had approximately $9,987 and $8,236 of currency contracts outstanding, with an unrealized currency loss in 1999 of approximately $142 in 1999 and an unrealized gain of $166 in the Transition Period. These contracts mature within twelve months.

NOTE N -- CONCENTRATION OF CREDIT RISK

     The Company sells a broad range of consumer products in North America, Europe and the Pacific Rim. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. During 1999, the Transition Period, and fiscal 1998 and 1997 the Company's sales to one U.S. customer amounted to 13%, 24%, 13% and 12%, respectively of net sales. No other customer exceeded 10% in 1999, the Transition Period and the fiscal years ended September 30, 1998 and 1997.

NOTE O -- CONTINGENCIES

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

     During October 1999, the Company substantially completed the implementation of a fully-integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that will meet the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and are currently in use. The Company is currently assessing the aspects of the new computer system that caused the difficulties and expects to decide on a long-term solution in the second quarter of 2000. To the extent that elements of the new system are not part of the long-term solution, the applicable portion of the capitalized costs would be written off at that time. To date, the Company has capitalized $13.5 million in costs related to this project (including $4.3 million related to the financial modules that are in use). This amount is included in the Company's fixed assets.

NOTE P -- RELATED PARTY TRANSACTIONS

     On December 23, 1999, the Company sold its 42.4% common stock ownership interest in Evenflo Company, Inc. to the KKR 1996 Fund.

     See Note A for a description of the transactions related to the Reorganization of the Company.

     Effective with the Reorganization on August 20, 1998, the Company and Evenflo Company, Inc. entered into an Indemnity Agreement whereby the Company and Evenflo Company, Inc. indemnified the other

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Effective with the Reorganization on August 20, 1998, the Company and Evenflo entered into a Transition Services Agreement whereby the Company agreed to provide insurance, tax and other related financial systems/accounting services to Evenflo Company, Inc. through February 20, 1999, or as otherwise agreed upon. During the Transition Period, Spalding billed Evenflo for $303 in expenses related to bills paid or expenses incurred on their behalf. These amounts were offset against expenses incurred under the Indemnification Agreement.

     See Note A for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

     See Note K for a description of the Company's 1996 Employee Stock Ownership Plan.

     Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $700 in 1999, $392 in the Transition Period, $966 in fiscal 1998 and $1,000 in fiscal 1997 pursuant to such management agreement with KKR.

NOTE Q -- EXTRAORDINARY LOSS

     The extraordinary loss on early extinguishment of debt in 1999 relates to a $400 write-off of the deferred financing costs related to the mandatory prepayment of $23,000 against the Term Loans under the Credit Facility (see note
H). The tax effect of this loss totaled $140, resulting in a net extraordinary loss of $260.

     The extraordinary loss on early extinguishment of debt in 1998 relates to a $9,091 write-off of the deferred financing costs made in conjunction with a mandatory prepayment of $228,800 against the Term Loans under the Credit Facility (see Note G). The tax effect of this loss totaled $3,132 resulting in a net extraordinary loss in 1998 of $5,909.

NOTE R -- INVESTMENT IN AFFILIATE

     On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo segment, into two stand-alone companies. Evenflo's financial statements prior to August 20, 1998 had been consolidated with those of the Company. Subsequent to this separation, the company continued to own 42.4% of Evenflo and accounted for its results using the equity method of accounting. During the fourth quarter of 1999, the Company sold its remaining investment in Evenflo (refer to Notes A and B). The financial statements for the periods subsequent to the August 20, 1998 sale through the third quarter of 1999 include the portion of Evenflo's results attributable to the Company's ownership on an equity accounting basis.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Summarized financial information of Evenflo for the nine months ended September 30, 1999 and the Transition Period October 1, 1998 through December 31, 1998 is set forth below:

                     CONDENSED INCOME STATEMENT INFORMATION

                                                                    OCTOBER 1, 1998
                                             NINE MONTHS ENDED          THROUGH
                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
Net Sales..................................       $258,595             $ 72,552
                                                  ========             ========
Gross Profit...............................       $ 62,440             $  5,741
                                                  ========             ========
Earnings (loss) before income tax and
  extraordinary items......................       $ (2,054)            $(14,299)
                                                  ========             ========
Net earnings (loss)........................       $   (583)              (8,886)
                                                  ========             ========
Company's Proportionate share (42.4%)......       $   (248)            $ (3,768)
                                                  ========             ========

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

NAME                                         AGE                    POSITION
----                                         ---                    --------
Edwin L. Artzt.............................  69    Chairman of the Board of Directors
James R. Craigie...........................  46    President and Chief Executive Officer
                                                   Vice President Secretary and General
Peter A. Arturi............................  46    Counsel
Edward R. Binder...........................  39    Executive Vice President Marketing
Michael W. Esch............................  43    Executive Vice President Operations
Daniel S. Frey.............................  35    Chief Financial Officer
Thomas J. Kennedy..........................  41    Vice President Research & Development
Stephanie Lawrence.........................  41    Vice President Licensing
Richard J. McGuff..........................  42    Vice President of International Operations
Vaughn F. Rist.............................  57    Vice President of Human Resources
Christine A. Rousseau......................  48    Vice President & CIO
Edward G. Several..........................  38    Vice President Marketing Services
Louis H. Tursi.............................  38    Executive Vice President Sales
Henry R. Kravis............................  55    Director
George R. Roberts..........................  56    Director
Michael T. Tokarz..........................  50    Director
Brian F. Carroll...........................  28    Director
Gustavo A. Cisneros........................  54    Director
David W. Checketts.........................  44    Director

     Edwin L. Artzt has been a director of the Company since September 1997 and Chairman of the Board of Directors since August 1998. Mr. Artzt is the former Chairman and Chief Executive Officer of The Procter & Gamble Company (P&G). In addition, Mr. Artzt is a director of American Express Company, GTE Corporation, Delta Airlines and the Evenflo Company. He is also a member of the boards of University of Pennsylvania's Wharton School of Business, UCLA's Anderson School of Business and Emory Graduate School of Business. He has also served on President Clinton's Advisory Committee on Trade Policy and Negotiations, the Committee for Economic Development, and the Business Roundtable.

     James R. Craigie joined the Company as President and Chief Executive Officer on December 7, 1998. Prior to that he had been employed since 1983 by Kraft, Inc., now a subsidiary of Phillip Morris Companies, Inc. He became Executive Vice President of Kraft, Inc. in 1994. From 1997 to 1998 he served as President of its Beverage and Desserts Division. From 1994 to 1997 he was General Manager of the Beverage Division after serving as General Manager of the Dinners and Enhancers Division earlier in 1994.

     Peter A. Arturi has been senior legal counsel since he joined the Company in October of 1998. Previously Mr. Arturi was a partner in Baker Law Firm P.C. from September 1996 to October 1998 and also as a partner with Baker, Moots & Pellegrini from 1990 to 1996.

     Edward R. Binder has been the Executive Vice President of Marketing since April 1999 when he joined the Company. From January 1995 through March 1999, Mr. Binder was the Vice President of Marketing for

Dunkin' Donuts. Prior to that he was Senior Vice President, Director Client Services for the advertising agency of Leonard, Monahan, Lubars & Kelly from October 1992 through November 1994.

     Michael W. Esch joined the Company in June 1999 as Vice President Operations and was promoted to Executive Vice President Operations in October 1999. From 1981 through May of 1999 Kraft Foods, Inc. employed Mr. Esch where he held various positions including Operations Business Manager for multiple Kraft manufacturing sites.

     Daniel S. Frey has been the Chief Financial Officer since September 1999 when he joined the Company. From July 1994 through August 1999, Mr. Frey held various financial positions leading to Director, Shared Services Center in 1998 for Duracell International Inc. Prior to Duracell, Mr. Frey was an audit manager at Deloitte & Touche LLP.

     Thomas J. Kennedy became Vice President Research & Development on November 1, 1999. Mr. Kennedy joined the Company in 1985 as Senior Scientist and has held various positions including Manager of Finishes and Coatings, and Director of Research.

     Stephanie Lawrence joined Spalding on February 7, 2000 as Vice President Licensing. Prior to joining the Company she was Vice President of Licensing for the Timberland Company from 1996 to February 1999. From 1994 through October 1996 she was Vice President of Product Development for M.C. Berger and Company, Inc.

     Richard J. McGuff became Vice President of International Operations in January 2000. Mr. McGuff joined Spalding in 1982 as Product Manager for Spalding Canada. He progressed through a series of positions leading to the Director of Sales & Marketing before he was promoted to Managing Director for Spalding United Kingdom in 1997.

     Vaughn F. Rist joined the Company in 1975 as Director of Employee Relations, and today is Vice President of Human Resources for worldwide operations.

     Christine A. Rousseau became Vice President and CIO in September 1999. Mrs. Rousseau joined the Company in 1987 as Information Systems Manager and has held various positions including Director Information Technology. Prior to joining the Company, Ms. Rousseau was Manager of Technical Services for Wang Laboratories.

     Edward G. Several joined the company in March of 1999 as Vice President Marketing Services. Prior to joining Spalding, Mr. Several was employed by Kraft Foods for fourteen years where he held various senior management positions leading to the Director Of Customer Retail Marketing & Merchandising.

     Louis H. Tursi joined Spalding in 1999 as Director of Sales Planning and was promoted to Vice President of Sales in July and to Executive Vice President Sales & Customer Service on December 31, 1999. Prior to Spalding, Mr. Tursi was Vice President Sales for Vlasic Foods International in 1998. From 1983 to 1998 he held a series of positions for Kraft Foods Inc. ending as Regional Sales Manager.

     Henry R. Kravis is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo, The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc. Safeway Inc., and Union Texas Petroleum Holdings, Inc.

     George G. Roberts is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., and Safeway Inc.

     Michael T. Tokarz is a member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Evenflo, IDEX Corporation, KSL Recreation Corporation, PRIMEDIA, Inc., Walter Industries, Inc. and KAMAZ, Inc.

     Brian F. Carroll has been an Executive of Kohlberg Kravis Roberts & Co. since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of Kohlberg Kravis Roberts & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is also a Director of Evenflo Company, Inc. and WKI Holding Company, Inc.

     Gustavo A. Cisneros has been a director of the Company since 1984. Since 1990 he has been a direct or indirect investor in and a director of certain companies forming part of diverse commercial enterprises in Venezuela and elsewhere. Mr. Cisneros is also a director of Pueblo Xtra International, Inc., Pan American Beverages Company, Inc. and RSL Communications, Ltd.

     David W. Checketts has been a Director of the Company since September 1998. He has been the President and Chief Executive Officer of Madison Square Garden since 1994. He was President of the New York Knicks Basketball Club from 1991 to 1994. From September 1990 through March 1991 he was Vice President, Development of the National Basketball Association. From 1984 until 1990 he was President of the Utah Jazz Basketball Club. Prior to that, he was with Bain and Company, a management consulting firm. In addition, he served as a board member for the Multiple Sclerosis Society from March 1996 to December 1999 and was also a board member for the Children's Blood Foundation from January 1996 to December 1999. Mr. Checketts is currently on the board of directors of Jet Blue Airways.

     Messrs. Kravis and Roberts are first cousins.

     The business address of Messrs. Kravis, Tokarz and Carroll is 9 West 57th Street, New York, New York 10019 and of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The business address of Mr. Cisneros is Final Av. La Salle, EdF. Venevision 5to. Piso, Colina Los Caobos, Caracas, Venezuela. The business address of Mr. Artzt is 1 Procter & Gamble Plaza, Cincinnati, Ohio 45202.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are also employees of the Company receive no remuneration for serving as directors.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer at the end of 1999 and the most highly compensated executive officers receiving compensation on an annualized basis from the Company in excess of $100,000 compensation (the "Named Executive Officers") for their services in all capacities to the Company during 1999, the Transition Period and the fiscal years ended September 30, 1998 and 1997.

                                                                                                        LONG-TERM
                                                                                                       COMPENSATION
                                                                                                   --------------------
                                                                                                     AWARDS     PAYOUTS
                                                      ANNUAL COMPENSATION                          ----------   -------
                                            ---------------------------------------                SECURITIES
  NAME AND PRINCIPAL                                                 OTHER ANNUAL     RESTRICTED   UNDERLYING    LTIP
       POSITION               YEAR           SALARY    BONUSES(1)   COMPENSATION(2)    STOCK(3)    OPTIONS #    PAYOUTS
  ------------------    -----------------   --------   ----------   ---------------   ----------   ----------   -------
James R. Craigie......        1999          $375,000    $562,500        $ 2,899        $250,000     2,500,000         0
  President and Chief   Transition Period     31,250     215,000              0               0             0         0
  Executive Officer           1998                 0           0              0               0             0         0
                              1997                 0           0              0               0             0         0

Scott H.                      1999                       201,073         24,352               0       194,000         0
  Creelman(5).........                       321,717
  Executive Vice        Transition Period     79,898           0              0               0             0         0
  President                   1998           276,476           0              0               0             0         0
                              1997           235,008           0              0                       138,250   176,836

Edward R. Binder......        1999           243,750     221,875         66,444               0       388,890         0
  Executive Vice        Transition Period          0           0              0               0             0         0
  President Marketing         1998                 0           0              0               0             0         0
                              1997                 0           0              0               0             0         0

Edward G. Several.....        1999           181,442     179,381         96,674               0       388,890         0
  Vice President        Transition Period          0           0              0               0             0         0
  Marketing Services          1998                 0           0              0               0             0         0
                              1997                 0           0              0               0             0         0

Vaughn F. Rist........        1999           177,674      52,668          2,269               0       144,000         0
  Vice President        Transition Period          0           0              0               0             0         0
  Employee Relations          1998                 0           0              0               0             0         0
                              1997                 0           0              0               0             0         0


  NAME AND PRINCIPAL       ALL OTHER
       POSITION         COMPENSATION(4)
  ------------------    ---------------
James R. Craigie......      $5,000
  President and Chief            0
  Executive Officer              0
                                 0
Scott H.
  Creelman(5).........       5,000
  Executive Vice                 0
  President                  5,000
                             4,750
Edward R. Binder......       5,000
  Executive Vice                 0
  President Marketing            0
                                 0
Edward G. Several.....       2,250
  Vice President                 0
  Marketing Services             0
                                 0
Vaughn F. Rist........       5,000
  Vice President                 0
  Employee Relations             0
                                 0

---------------
(1) 1999 bonus amounts for Mr. Binder and Mr. Several include hiring bonuses of $100,000 each. In addition, Mr. Craigie's bonus for 1998 was a hiring bonus.

(2) Other annual compensation was received in the form of club allowances and dues, automobile allowances, contributions to the Company's SERP Plan and taxes reimbursed by the Company for taxable relocation costs.

(3) 500,000 restricted shares of common stock were granted to Mr. Craigie during 1999 at a value (out of consideration paid) of $250,000. These shares vest over 5 years (100,000 shares per year). At December 31, 1999, 100,000 shares of restricted stock were vested. In addition, at December 31, 1999, the 500,000 shares of restricted stock held by Mr. Craigie had a value of $200,000.

(4) Company matching contributions to the Savings Plus Plan.

(5) Mr. Creelman resigned his position with the Company in December 1999. In connection with the terms of his separation from the Company, Mr. Creelman will receive his annual salary and health benefits for a 24 month period.

STOCK OPTION GRANTS IN 1999, TRANSITION PERIOD AND IN FISCAL 1998.

     The following table sets forth certain information with respect to stock options granted to the named executive officers during the year ended December 31, 1999.

                          # OF SECURITIES       AS A % OF TOTAL
                         UNDERLYING OPTIONS    OPTIONS GRANTED TO    EXERCISE PRICE
NAME                          GRANTED          EMPLOYEES IN 1999       ($/SHARE)          EXPIRATION DATE
----                     ------------------    ------------------    --------------    ---------------------
James R. Craigie.......      2,500,000                32.1%              $2.00         Various dates in 2009
Scott H. Creelman......        194,000                 2.5%               2.00                     July 2009
Edward R. Binder.......        388,890                 5.0%               2.00                     July 2009
Edward G. Several......        388,890                 5.0%               2.00                     July 2009
Vaughn F. Rist.........        144,000                 1.8%               2.00                     July 2009

AGGREGATE OPTIONS EXERCISED IN 1999, TRANSITION PERIOD AND IN FISCAL 1998 AND DECEMBER 31, 1999 OPTION VALUES.

     No stock options were exercised in 1999, the Transition Period and fiscal 1998 and no value can be presently ascribed to previous grants of stock options.

MANAGEMENT INCENTIVE BONUS PLAN

     The Company maintains a Management Incentive Bonus Plan ("MIBP") for certain identified key executives of the Company, including department managers and executives senior thereto, including the Named Executive Officers, pursuant to which eligible employees are awarded bonuses based on the Company's annual operating profit (as determined in accordance with generally accepted accounting principles), as compared with a target established prior to the beginning of the year. Awards under the MIBP range within a guideline of 15% to 100% of annual salary payments, depending upon a participant's position and commensurate responsibility related to consolidated operations. If the annual results do not meet the pre-established objectives, no bonus is earned. If annual results exceed the pre-established objectives, the bonus paid is increased proportionally, up to an additional bonus of no more than 100% of the employee's guideline bonus percentage.

1996 EMPLOYEE STOCK OWNERSHIP PLAN

     The 1996 Stock Purchase and Option Plan for Key Employees of Spalding Holdings Corporation and Subsidiaries (the "1996 Employee Stock Ownership Plan") provides for the issuance of shares of authorized but unissued or reacquired shares of common stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1996 Employee Stock Ownership Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1996 Employee Stock Ownership Plan permits the issuance of common stock (the "Purchase Stock") and the grant of non-qualified stock options and incentive stock options (the "Options") to purchase shares of common stock and other stock-based awards (the issuance of Purchase Stock and the grant of Options and other stock-based awards pursuant to the 1996 Employee Stock Ownership Plan being a "Grant"). Unless sooner terminated by the Company's Board of Directors, the 1996 Employee Stock Ownership Plan will expire ten years after its inception. Such termination will not affect the validity of any Grant outstanding on the date of termination.

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

RETIREMENT PLANS

     Spalding Employees Retirement Account Plan ("SERA"). The Company sponsors SERA, a cash balance defined benefit pension plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), for substantially all U.S. salaried employees. SERA covers all eligible full-time employees who are over age 20 and have at least one year of service. Annually, an addition is made to each participant's account based on a percentage of the participant's salary for that year up to a maximum salary of $160,000. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees 60 and over. The accounts are credited with interest at a rate determined annually based on an average of 30 year Treasury Bonds.

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

     The estimated annual benefits payable under SERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers is as follows:

                                                                       ESTIMATED
                                                                         ANNUAL
                                                                   BENEFIT IF RETIRES
                                                                       AT NORMAL
                                                   YEAR ATTAINS        RETIREMENT
                                                      AGE 65             AGE(1)
                                                   ------------    ------------------
James R. Craigie.................................      2018             $78,790
Scott H. Creelman................................      2008              55,651
Edward R. Binder.................................      2025              96,570
Edward G. Several................................      2026              66,835
Vaughn F. Rist...................................      2007              35,822

---------------
(1) Under SERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 1999 compensation levels and an annual interest credit of 6.0% which is the 1999 rate for the interest credit. Benefits are computed without reference to limitations on compensation and benefits to which the SERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

     SAVINGS PLUS PLAN. The Company sponsors defined contribution plans qualified under the Code, commonly referred to as a 401(k) plan, for substantially all U.S. salaried employees and the non-union Gloversville, New York hourly employees (the "Savings Plus Plan"). Participants may make pre-tax contributions up to 15% of their aggregate annual salaries. The Company makes a 50% matching contribution on the first 6% of participant contributions. The Company does not match participant contributions in excess of 6%. In addition, the Company maintains a defined contribution plan for its union employees in Chicopee, Massachusetts. The Company does not match participant contribution to this plan.

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

     The compensation under the terms of the Spalding Severance Contracts that is expected to be paid subsequent to December 31, 1999 is $0.8 million in 2000. The compensation under the terms of the Tampa Severance Contracts that is expected to be paid subsequent to December 31, 1999 is $1.0 million and $0.6 million in 2000 and 2001, respectively.

     As of December 31, 1999, several members of senior management have employment agreements that would provide benefits for twelve months, namely salary continuation, in the event their employment with the Company is involuntarily terminated ( except for cause ).

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

     No person who served during fiscal 1999 as an executive officer of the Company serves or has served on the Committee or as a director of another company, one of whose executive officers serves as a director of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table, as of March 20, 2000, sets forth certain information regarding the beneficial owners of the Company's Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers (as defined) and (iv) all directors and Named Executive Officers as a group.

                                                                 NUMBER OF
NAME                                                          SHARES OWNED(1)    PERCENTAGE
----                                                          ---------------    ----------
Strata L.L.C.(1)............................................    77,034,840          78.6
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
KKR 1996 GP LLC(2)..........................................     9,120,000           9.3
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
Abarco N.V.(3)..............................................     6,480,000           6.7
  c/o ABN Trust Company
  (Curacao N.V.)
  P.O. Box 224, 15 Pietermaai
  Curacao, Netherlands Antilles
L.F. Loree, III and Norwood H. Davis, Jr., Trustees (for
  various trusts)...........................................     2,000,000           2.0
Henry R. Kravis(1)(2).......................................            --             *
George R. Roberts(1)(2).....................................            --             *
Michael T. Tokarz(1)(2).....................................            --             *
Brian F. Carroll(1)(2)......................................            --             *
Gustavo A. Cisneros(3)......................................            --             *
Edwin L. Artzt..............................................       542,799             *
James Craigie(4)............................................       750,000
Edward R. Binder(4).........................................       111,110
Edward G. Several(4)........................................       111,110
Vaughn Rist(4)..............................................        66,387
Scott H. Creelman(4)........................................       119,522             *
David W. Checketts..........................................            --             *
All named officers and directors as a group.................     1,700,928           1.4

---------------
 * Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) Shares of Common Stock shown as beneficially owned by Strata L.L.C. are held by Strata Associates L.P. Strata L.L.C. is the sole general partner of KKR Associates (Strata). KKR Associates (Strata), L.P., is the sole general partner of Strata Associates L.P. and possesses sole voting and investment power with respect to such shares. Strata L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive Committee of Strata L.L.C. Messrs. Kravis, Roberts and Tokarz are also directors of the Company. Mr. Brian F. Carroll is a director of the Company and an executive of KKR. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by Strata L.L.C. Each of such individuals disclaim beneficial ownership of such shares.

(2) Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP LLC is a Delaware limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A. Gilhuly, Messrs. Kravis, Roberts and Tokarz are directors of the Company. Each of Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Tokarz, Greene, Golkin, Stuart and Gilhuly may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. Mr. Brian
    F. Carroll is a director of the Company and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Carroll disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996.

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

(4) Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after December 15, 1999, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of December 15, 1999 and (ii) the number of stock options exercisable within 60 days of December 15, 1999, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of stock options by any other person or entity.

     In addition, KKR 1996 Fund acquired, on the date of the Reorganization, 1,000,000 shares of preferred stock, par value $0.01 per share, and warrants to purchase 44,100,000 shares of Common Stock (exercise price of $2 per share) for a cash purchase price of $100 million.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note A of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the Recapitalization Agreement, which resulted in the redemption of a portion of the common stock owned by Abarco.

     See Note K of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the Company's 1996 Employee Stock Ownership.

     See Notes A and P of the Notes to the Consolidated Financial Statements appearing elsewhere on this Form 10-K for a description of the sale of Evenflo and the related indemnity agreement.

     Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $700 thousand in 1999, $392 thousand during the Transition Period and $976 thousand in fiscal 1998 pursuant to such management agreement with KKR.

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

     Spalding and Evenflo entered into an Employee Matters Agreement, dated August 20, 1998, to allocate assets and liabilities with respect to labor, employment and employee benefit matters. The Employee Matters Agreement provides that Evenflo will retain all employment-related responsibility no matter when incurred for current and former employees of Evenflo. Evenflo will provide, for at least one year following the Closing Date, employee benefits that are, in the aggregate, no less favorable than those maintained for the Evenflo employees immediately prior to the closing of the Reorganization. Furthermore, Evenflo will establish plans that are substantially similar to the SERA Plan, the Spalding & Evenflo Savings Plus Plan, the Spalding & Evenflo Supplemental Retirement Plan and Spalding's postretirement health and life insurance benefits, and assets for the Evenflo employees will be transferred from the Spalding plans, except in the case of postretirement benefits for which Spalding will cause to be accrued on the books of Evenflo a pro-rata portion of the funding contribution due in 1998. Evenflo will also establish a stock option plan to provide for the issuance of stock-based awards. Evenflo will continue to honor its obligations under and maintain certain deferred compensation and change in control agreements with individual executives, retirement plans, welfare plans and collective bargaining agreements.

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

     Pursuant to the Tax Allocation Agreement, (i) the tax attributes of the Spalding Consolidated Group (e.g., net operating losses, net capital losses and tax credits) will be allocated and apportioned among the members of the Evenflo Group and the members of the Spalding Group in accordance with the applicable Treasury regulations, (ii) Spalding will be responsible for (x) preparing and filing all consolidated United States federal income tax returns (including any amended returns) for the taxable years during which Evenflo and its subsidiaries were members of the Spalding consolidated group and (y) paying all taxes shown as due and owing on such consolidated returns, and (iii) Spalding will have the sole right to represent Evenflo's and its subsidiaries' interests in any audit or other administrative or judicial proceeding related to such consolidated returns.

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

     On December 23, 1999, the Company sold its 42.4% common stock ownership interest in Evenflo Company, Inc. to KKR 1996 fund, L.P., an affiliate of Kohlberg Kravis Roberts & Co., L.P. The net proceeds from the $23.0 million sale were used to repay term loans under the Company's senior credit facilities.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   27
Statements of Consolidated Operations for the year ended
  December 31, 1999, the Transition Period October 1,
  1998 through December 31, 1998 and for the fiscal years
  ended September 30, 1998 and 1997.........................   28
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   29
Statements of Consolidated Cash Flows for the year ended
  December 31, 1999, the Transition Period October 1, 1998
  through December 31, 1998 and for the fiscal years ended
  September 30, 1998 and 1997...............................   30
Statements of Consolidated Shareholders' Equity (Deficiency)
  for the year ended December 31, 1999, the Transition
  Period October 1, 1998 through December 31,1998 and for
  the fiscal years ended September 30, 1998 and 1997........   31
Notes to Consolidated Financial Statements..................   32

2. FINANCIAL STATEMENT SCHEDULE

SCHEDULE                                                        PAGE
--------                                                        ----
Independent Auditors' Report on Schedule....................     68
II -- Valuation and Qualifying Accounts.....................     69

     SCHEDULES OTHER THAN THE ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE EITHER NOT APPLICABLE OR THE REQUIRED INFORMATION HAS BEEN DISCLOSED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

3. EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT                           DESCRIPTION
-------                           -----------
  2.1     Recapitalization and Stock Purchase Agreement, dated August
          15, 1996, by and among Strata Holdings L.P., E&S Holdings
          Corporation and Abarco N.V. (incorporated by reference from
          Exhibit 2.1 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
  2.2     Amendment No. 1 to the Recapitalization and Stock Purchase
          Agreement, dated September 30, 1996, by and among Strata
          Holdings L.P., E&S Holdings Corporation and Abarco N.V.
          (incorporated by reference from Exhibit 3.2 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
  3.1     Restated Certificate of Incorporation of Evenflo & Spalding
          Holdings Corporation (incorporated by reference from Exhibit
          3.1 October 2, 1999 to the Company's Quarterly Report 10-Q
          for the fiscal quarter ended April 3, 1999, filed by the
          Company on November 15, 1999).
  3.2     Bylaws of E&S Holdings Corporation (incorporated by
          reference from Exhibit 3.2 to Registration Statement No.
          333-14569 filed by the Company on January 9, 1997).
  4.1     Indenture between E&S Holdings Corporation and Marine
          Midland Bank, as Trustee (incorporated by reference from
          Exhibit 4.1 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
  4.2     Form of 10 3/8% Series B Senior Subordinated Notes due 2006
          (incorporated by reference from Exhibit 4.3 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
  4.3     Form of Amended and Restricted 1996 Employee Stock Purchase
          Option Plan for key employees of Spalding Holdings
          Corporation and Subsidiaries (incorporated by reference from
          Exhibit 4.9 to Registration Statement No. 333-31154 filed by the Company on February 25, 2000).

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.4     Stock Purchase Warrants, dated August 20, 1998, by and among
          Evenflo & Spalding Holdings Corporation and KKR 1996 Fund
          L.P., relating to the purchase of 44,100,000 shares of
          Common Stock of the Company granted to KKR 1996 Fund L.P.
          (incorporated by reference from Exhibit 4.4 to the Company's
          Annual Report 10-K for the Transition Period ended December
          31, 1998, filed by the Company on March 29, 1999.)
  4.5     Stockholders' Agreement dated August 20, 1998, by and among
          Evenflo Company, Inc. KKR 1996 Fund L.P. and Lisco, Inc.
          (incorporated by reference from Exhibit 4.5 to the Company's
          Annual Report 10-K for the Transition Period ended December
          31, 1998, filed by the Company on March 29, 1999.)
  4.6     Certificate of Designations of Variable Rate Cumulative
          Preferred Stock of Evenflo & Spalding Holdings Corporation,
          dated August 19, 1998. (incorporated by reference from
          Exhibit 4.6 to the Company's Annual Report 10-K for the
          Transition Period ended December 31, 1998, filed by the
          Company on March 29, 1999.)
 10.1     $650,000,000 Credit Agreement dated as of September 30,
          1996, among E&S Holdings Corporation, as the Borrower, Bank of America National Trust and Savings Association, as Swing
          Line Lender, as Fronting Lender and as Administrative Agent,
          Merrill Lynch Capital Corporation, as Documentation Agent,
          NationsBank, N.A. (South), as Syndication Agent, and lenders
          (incorporated by reference from Exhibit 10.1 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.2     Guaranty dated as of September 30, 1996, made by Spalding &
          Evenflo Companies, Inc., Evenflo Company, Inc., Etonic
          Worldwide Corporation, S&E Finance Co., Inc., Lisco, Inc.,
          Lisco Sports, Inc., Lisco Feeding, Inc., Lisco Furniture,
          Inc., and EWW Lisco, Inc. in favor of Bank of America
          National Trust and Savings Association (incorporated by
          reference from Exhibit 10.2 to Registration Statement No.
          333-14569 filed by the Company on January 9, 1997).
 10.3     Pledge Agreement dated as of September 30, 1996, made by E&S
          Holdings Corporation in favor of Bank of America National
          Trust and Savings Association (incorporated by reference
          from Exhibit 10.3 to Registration Statement No. 333-14569
          filed by the Company on January 9, 1997).
 10.4     Credit Agreement Amendment No. 1, dated December 11, 1996, by and among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.5     Credit Agreement Amendment No. 2, dated March 31, 1998, by and Among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.6     Credit Agreement Amendment No. 3, dated July 30, 1998, by
          and Among Evenflo & Spalding Holdings Corporation (the
          "Borrower") and the financial institutions that are or may become parties to the Credit Agreement dated as of September
          30, 1996.
 10.7     Registration Rights Agreement dated as of September 30, 1996 by and among E&S Holdings Corporation, Strata Associates,
          L.P., and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-14569
          filed by the Company on January 9, 1997).
 10.8     Form of Change of Control Agreement (Senior Managers)
          (incorporated by reference from Exhibit 10.8 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.9     Form of Change of Control Agreement (Top Managers)
          (incorporated by reference from Exhibit 10.9 to Registration
          Statement No. 333-14569 filed by the Company on January 9,
          1997).
 10.10    Form of Change of Control Agreement (Other Managers)
          (incorporated by reference from Exhibit 10.10 to
          Registration Statement No. 333-14569 filed by the Company on
          January 9, 1997).
 10.11    Form of Letter of Agreement between the Company and Kohlberg
          Kravis Roberts & Co., L.P. (incorporated by reference from
          Exhibit 10.11 to Registration Statement No. 333-14569 filed by the Company on January 9, 1997).
 10.12    Agreement dated as of February 3, 1997, by and between NBA
          Properties, Inc. and Spalding & Evenflo Companies, Inc.
          (incorporated by reference from Exhibit 10 to the Company's
          Quarterly Report 10-Q for the fiscal quarter ended December
          31, 1996, filed by the Company on February 14, 1997).

EXHIBIT                           DESCRIPTION
-------                           -----------
 10.13    Asset Purchase Agreement dated as of March 7, 1997, by and among Gerry Baby Products Company, Gerry Wood Products
          Company, Huffy Corporation, as sellers and Evenflo Company,
          Inc. as purchaser (incorporated by reference from Exhibit
          10.1 to the Company's Quarterly Report 10-Q for the fiscal quarter ended June 30, 1997, filed by the Company on August
          7, 1997).
 10.14    Asset Purchase Agreement among Ben Hogan Co., the Trusts for the Benefit of William Goodwin's Children, and Evenflo &
          Spalding Holdings Corporation dated as of November 26, 1997.
 10.15    Tax Allocation and Indemnification Agreement, dated August
          20, 1998 by and among Evenflo & Spalding Holdings
          Corporation and Evenflo Company, Inc.
 10.16    Employee Matters Agreement, dated August 20, 1998, by and
          among Evenflo & Spalding Holdings Corporation and Evenflo
          Company, Inc.
 10.17    Transition Services Agreement, dated August 20, 1998, by and among Evenflo & Spalding Holdings Corporation and Evenflo
          Company, Inc.
 10.18    Evenflo & Spalding Holdings Corporation Management Incentive
          Bonus Plan dated January 15, 1997 (incorporated by reference from Exhibit 99 to the Company's Quarterly Report 10-Q for the fiscal quarter ended December 31, 1996, filed by the
          Company on February 14, 1997).
 10.19    Employment agreement between Spalding Holdings Corporation and James R. Craigie, President and Chief Executive Officer
          of Spalding Holdings Corporation (incorporated by reference form Exhibit 10.19 to the Company's Quarterly Report 10-Q
          for the fiscal quarter ended April 3, 1999, filed by the
          Company on May 15, 1999.
 10.20    Restricted stock award agreement between Spalding Holdings
          Corporation and James R. Craigie (incorporated by reference for Exhibit 10.20 to the Company's Quarterly Report 10-Q for
          the fiscal quarter ended April 3, 1999, filed by the Company on May 15, 1999).
 12       Computation of Ratio of Earnings to Fixed Charges.
 18       Preferability letter relating to the charge in accounting
          principle (incorporated by reference for Exhibit 18 to the
          Company's Quarterly Report 10-Q for the fiscal quarter ended
          April 3, 1999, filed by the Company on May 15, 1999).
 21       List of Subsidiaries.
 23.1     Consent of Deloitte & Touche LLP, independent certified
          public accountants.
 27       Financial Data Schedule.
 27.1     Restated Financial Data Schedule for the Fiscal Year Ended
          September 30, 1998
 27.2     Restated Financial Data Schedule for the Fiscal Year Ended
          September 30, 1997

(b) REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K with the Securities and Exchange Commission dated October 1, 1999 to disclose additional pro forma financial information as a result of the separation of Spalding Holdings Corporation and Evenflo Company, Inc. into two stand-alone companies, effective August 21, 1998.

     The Company filed a current report on 8-K with the Securities and Exchange Commission dated October 1, 1999 to announce the appointment of Dan Frey as Chief Financial Officer.

     The Company filed a current report on 8-K with the Securities and Exchange Commission dated January 21, 2000 announcing the sale of its remaining 42.4% investment in Evenflo Company, Inc.

                          INDEPENDENT AUDITORS REPORT

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massacusetts

     We have audited the consolidated financial statements of Spalding Holdings Corporation and subsidiaries (the"Company") as of December 31, 1999 and for the transition period October 1, 1998 through December 31, 1998 and for each of the two fiscal years in the period ended September 30, 1998, and have issued our report thereon dated March 17, 2000 (which report includes an explanatory paragraph regarding a change in the method of inventory valuations); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Spalding Holdings Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 17, 2000

                                  SCHEDULE II

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1999,
        THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998
           AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                        BALANCE AT    CHARGED TO     CHARGED
                                       BEGINNING OF    COST AND     TO OTHER                      BALANCE AT
DESCRIPTION                               PERIOD       EXPENSES    ACCOUNTS(A)   DEDUCTIONS(B)   END OF PERIOD
-----------                            ------------   ----------   -----------   -------------   -------------
                                                               (DOLLARS IN THOUSANDS)
1999 Allowances for doubtful
  accounts...........................    $ 3,491       $ 2,669        $ 89          $(4,199)        $ 2,050
Transition Period Allowance for
  doubtful accounts..................     10,539         1,761          --           (8,809)          3,491
Fiscal 1998-Allowance for doubtful
  accounts...........................      3,941        12,591          --           (5,993)         10,539
Fiscal 1997-Allowance for doubtful
  accounts...........................      4,373         4,284         646           (5,362)          3,941

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

                                                                      EXHIBIT 12

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                       RATIO OF EARNINGS TO FIXED CHARGES
                     FOR THE YEAR ENDED DECEMBER 31, 1999,
                 THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH
                DECEMBER 31, 1998 AND FOR THE FISCAL YEARS ENDED
                    SEPTEMBER 30, 1998, 1997, 1996 AND 1995

                       DECEMBER 31,    DECEMBER 31,
                           1999            1998          1998         1997        1996       1995
                       ------------    ------------    ---------    --------    --------    -------
EARNINGS:
Earnings (loss)
  before income taxes
  and extraordinary
  item...............    $(40,161)       $(98,014)     $(115,080)   $(38,543)   $(12,648)   $19,458
Interest expense.....      54,970          13,911         78,041      71,326      37,718     38,108
Rent expense.........       2,630             108          1,918       2,912       1,994      1,692
                         --------        --------      ---------    --------    --------    -------
                         $ 17,439        $(83,995)     $ (35,121)   $ 35,695    $ 27,064    $59,258
                         ========        ========      =========    ========    ========    =======
FIXED CHARGES:
Interest expense.....    $ 54,970        $ 13,911      $  78,041    $ 71,326    $ 37,718    $38,108
Rent expense.........       2,630             108          1,918       2,912       1,994      1,692
                         --------        --------      ---------    --------    --------    -------
                         $ 57,600        $ 14,019      $  79,959    $ 74,238    $ 39,712    $39,800
                         ========        ========      =========    ========    ========    =======
Ratio of earnings to
  fixed charges......    $     --        $     --      $      --    $     --    $     --    $  1.49
                         ========        ========      =========    ========    ========    =======
Deficiency of
  earnings to fixed
  charges............    $ 40,161        $ 98,014      $ 115,080    $ 38,543    $ 12,648
                         ========        ========      =========    ========    ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPALDING HOLDINGS CORPORATION

                                          By: /s/ DANIEL S. FREY
                                            ------------------------------------
                                            Daniel S. Frey
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been duly signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ EDWIN L. ARTZT                   Chairman of Board of Directors     March 30, 2000
---------------------------------------------------
                  Edwin L. Artzt

               /s/ JAMES R. CRAIGIE                  President and Chief Executive      March 30, 2000
---------------------------------------------------  Officer
                 James R. Craigie

                /s/ DANIEL S. FREY                   Chief Financial Officer            March 30, 2000
---------------------------------------------------  (Principal Financial Officer)
                  Daniel S. Frey

                /s/ PETER A. ARTURI                  Vice President, Secretary and      March 30, 2000
---------------------------------------------------  General Counsel
                  Peter A. Arturi

                /s/ HENRY R. KRAVIS                  Director                           March 30, 2000
---------------------------------------------------
                  Henry R. Kravis

               /s/ GEORGE R. ROBERTS                 Director                           March 30, 2000
---------------------------------------------------
                 George R. Roberts

               /s/ MICHAEL T. TOKARZ                 Director                           March 30, 2000
---------------------------------------------------
                 Michael T. Tokarz

               /s/ BRIAN F. CARROLL                  Director                           March 30, 2000
---------------------------------------------------
                 Brian F. Carroll

              /s/ GUSTAVO A. CISNEROS                Director                           March 30, 2000
---------------------------------------------------
                Gustavo A. Cisneros

              /s/ DAVID W. CHECKETTS                 Director                           March 30, 2000
---------------------------------------------------
                David W. Checketts