Form 10-Q
period 2000-04-01
SPALDING HOLDINGS CORP
filed 2000-05-16
CIK 1025193

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000.

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
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)
425 MEADOW STREET, CHICOPEE, MASSACHUSETTS      01013
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (413) 536-1200

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at April 30, 2000, was 98,401,747 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                             PAGE NO.
                                                                             --------

PART I.      FINANCIAL INFORMATION
  Item 1.    Financial Statements
                  Condensed Statements of Consolidated Operations for the
                   fiscal three months ended April 1, 2000 and April 3,
                   1999..................................................        2
                  Condensed Consolidated Balance Sheets at April 1, 2000
                   and December 31, 1999.................................        3
                  Condensed Statements of Consolidated Cash Flows for the
                   fiscal three months ended April 1, 2000 and April 3,
                   1999..................................................        4
             Notes to Condensed Consolidated Financial Statements........        5
             Independent Accountants' Report.............................        8
  Item 2.    Management's Discussion and Analysis of Results of
               Operations and Financial Condition........................        9
  Item 3.    Quantitative and Qualitative Disclosures about Market
               Risk......................................................       11

PART II.     OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................       12
  Item 6.    Exhibits and Reports on Form 8-K............................       13

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
       FOR THE FISCAL THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $107,003    $117,156
  Cost of sales.............................................    53,747      67,738
                                                              --------    --------

GROSS PROFIT................................................    53,256      49,418
  Selling, general and administrative expenses..............    48,855      45,162
  Royalty income, net.......................................    (2,265)     (2,097)
  Restructuring and other unusual costs.....................                   464
                                                              --------    --------

INCOME FROM OPERATIONS......................................     6,666       5,889
  Interest expense, net.....................................    14,648      14,001
  Currency loss, net........................................       578         962
  Equity in net loss of Evenflo Company, Inc................                    85
                                                              --------    --------

LOSS BEFORE INCOME TAXES....................................    (8,560)     (9,159)
  Income tax benefit........................................    (2,823)     (2,997)
                                                              --------    --------

NET LOSS....................................................  $ (5,737)   $ (6,162)
                                                              ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      APRIL 1, 2000 AND DECEMBER 31, 1999
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               APRIL 1,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                              -----------
                                         ASSETS
CURRENT ASSETS
Cash........................................................   $   3,865      $   2,931
Receivables, less allowance of $2,389 and $2,050,
  respectively..............................................     109,874         95,829
Inventories.................................................      58,743         49,012
Deferred income taxes.......................................      11,598         12,218
Prepaid expenses............................................       7,717          1,555
                                                               ---------      ---------
          TOTAL CURRENT ASSETS..............................     191,797        161,545
Property, plant and equipment, net..........................      57,139         58,734
Intangible assets, net......................................     107,015        108,135
Deferred income taxes.......................................     103,504         99,877
Deferred financing costs....................................      14,930         15,721
Other.......................................................         401            400
                                                               ---------      ---------
          TOTAL ASSETS......................................   $ 474,786      $ 444,412
                                                               =========      =========
                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Non-U.S. bank loans.........................................   $   5,292      $   4,081
Short-term debt.............................................       3,341          3,341
Accounts payable............................................      88,476         74,098
Accrued expenses............................................      66,766         60,270
Income taxes................................................                        315
                                                               ---------      ---------
          TOTAL CURRENT LIABILITIES.........................     163,875        142,105
Long-term debt..............................................     524,200        510,700
Pension benefits............................................      10,138          9,787
Postretirement benefits.....................................       8,084          7,940
Other.......................................................         154             92
                                                               ---------      ---------
          TOTAL LIABILITIES.................................     706,451        670,624
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding, liquidation value
  $125.3 million and $120.9 million,
  respectively..............................................     100,000        100,000
Common stock, $.01 par value, 150,000,000 shares authorized,
  98,401,747 and 98,058,948 shares outstanding,
  respectively..............................................         984            981
Additional paid-in capital..................................     466,222        466,088
Accumulated deficit.........................................    (794,416)      (788,679)
Treasury stock, 27,441 shares, at cost......................        (128)          (128)
Loans for stock.............................................        (629)          (644)
Deferred compensation.......................................        (187)          (200)
Accumulated other comprehensive loss -- currency translation
  adjustments...............................................      (3,511)        (3,630)
                                                               ---------      ---------
          TOTAL SHAREHOLDERS' DEFICIENCY....................    (231,665)      (226,212)
                                                               ---------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY....   $ 474,786      $ 444,412
                                                               =========      =========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
       FOR THE FISCAL THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (5,737)   $ (6,162)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     3,359       1,990
  Equity in loss of Evenflo Company, Inc. ..................                    85
  Intangibles amortization..................................     1,120       1,114
  Deferred income taxes.....................................    (3,007)     (3,180)
  Deferred financing cost amortization......................       791         819
  Other.....................................................       118         605
Changes in assets and liabilities:
  Receivables...............................................   (14,045)    (31,207)
  Inventories...............................................    (9,731)     12,446
  Current liabilities, excluding bank loans.................    20,703       1,664
  Prepaid expenses and other................................    (5,602)     (1,836)
                                                              --------    --------
          NET CASH USED IN OPERATING ACTIVITIES.............   (12,031)    (23,662)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES --
Capital expenditures........................................    (1,764)     (1,895)
                                                              --------    --------
          NET CASH FLOWS USED IN INVESTING ACTIVITIES.......    (1,764)     (1,895)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit loan..................    13,500      27,004
Net borrowings (repayment) of other indebtedness............     1,211         (25)
Proceeds from issuance of common stock......................         3         105
Payments received from loans for stock, net.................        15
                                                              --------    --------
          NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES...    14,729      27,084
                                                              --------    --------
NET INCREASE IN CASH........................................       934       1,527
Cash balance, beginning of period...........................     2,931       8,036
                                                              --------    --------
Cash balance, end of period.................................  $  3,865    $  9,563
                                                              ========    ========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid...............................................  $  8,669    $ 17,496
                                                              ========    ========
Income taxes paid...........................................  $    506    $    182
                                                              ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE FISCAL THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
             (DOLLAR AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of April 1, 2000, and the related condensed statements of consolidated operations and of cash flows for the fiscal three month periods ended April 1, 2000 and April 3, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

     The sole subsidiary of the Company is Spalding Sports Worldwide ("Spalding"). Spalding is a manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R), AND DUDLEY(R). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs and clothing, shoes and equipment for many other sports.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company's year end is December 31. The Company closes each quarter on the thirteenth Saturday of that period except the fourth quarter, which always closes on December 31. The Company's fiscal quarters for the 2000 calendar year are as follows: April 1, July 1, September 30 and December 31.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

NOTE 2 -- INVENTORIES

                                                              APRIL 1,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Finished goods..............................................  $42,272       $34,729
Work in process.............................................    3,202         2,798
Raw materials...............................................   13,269        11,485
                                                              -------       -------
          Total inventories.................................  $58,743       $49,012
                                                              =======       =======

NOTE 3 -- SEGMENT INFORMATION

     The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                                                     U.S.
                                         U.S.      SPORTING
                                         GOLF       GOODS      INTERNATIONAL    ALL OTHER     TOTAL
                                        -------    --------    -------------    ---------    --------
Fiscal three months ended April 1,
  2000
  Net sales...........................  $63,529    $11,978        $31,496        $   --      $107,003
  Income (loss) from operations.......    1,668     (1,667)         4,253         2,412         6,666
Fiscal three months ended April 3,
  1999
  Net sales...........................  $63,489    $23,356        $30,311        $   --      $117,156
  Income from operations..............      304        936          2,775         1,874         5,889

     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (gloves, bags, hats, club covers, tees, towels and sports luggage).

     Spalding currently markets its golf products under the following brand names:

GOLF BALLS             GOLF CLUBS         GOLF SHOES AND ACCESSORIES
----------             ----------         --------------------------
STRATA(R)             BEN HOGAN(R)                 ETONIC(R)
TOP-FLITE(R)          TOP-FLITE(R)                 BEN HOGAN(R)
SPALDING(R)           SPALDING(R)                  TOP-FLITE(R)
MOLITOR(R)                                         SPALDING(R)

     U.S. Sporting Goods includes basketballs, softball, volleyballs, soccer balls, and other sports products. These products are primarily sold under the SPALDING(R) trademark. Softball products are marketed under the DUDLEY(R) trademark.

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Japan and Sweden. In addition to the subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments.

     The "All Other" category includes worldwide licensing and other items not allocable to one of the segments. Worldwide licensing is a result of Spalding granting licensees the right to use specified Spalding trademarks for specific product categories, in specific markets. The SPALDING(R), TOP-FLITE(R), ETONIC(R) and BEN HOGAN(R) names are licensed in a broad range of product categories, including shoe and apparel lines. In exchange for these licenses, the Company receives royalty fees. The majority of royalty revenues are generated in the U.S. and Japanese markets.

NOTE 4 -- INVESTMENT IN AFFILIATE

     From August 20, 1998 through December 23, 1999, the Company owned 42.4% of the common stock of Evenflo Company, Inc. ("Evenflo"). Evenflo markets specialty juvenile products under the EVENFLO(R), GERRY(R) and SNUGLI(R) trademarks. On December 23, 1999, the KKR 1996 fund, a shareholder and affiliate of the Company, purchased the 42.4% common stock ownership in Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

     Summarized financial information of Evenflo for the fiscal quarter ended March 31, 1999 is set forth below.

                     CONDENSED INCOME STATEMENT INFORMATION

                                                              JANUARY 1, 1999
                                                                  THROUGH
                                                              MARCH 31, 1999
                                                              ---------------
Net sales...................................................      $94,860
                                                                  =======
Gross profit................................................      $22,054
                                                                  =======
Earnings before income tax and extraordinary items..........      $    58
                                                                  =======
Net loss....................................................      $  (200)
                                                                  =======
Company's proportionate share (42.4%).......................      $   (85)
                                                                  =======

NOTE 5 -- CONTINGENCIES

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

     During October 1999, the Company substantially completed the implementation of a fully integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that will meet the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and are currently in use. The Company is currently assessing the aspects of the new computer system that caused the difficulties and expects to decide on a long-term solution in the second quarter of 2000. To the extent that any of the new system is not part of the long-term solution, some of the unrecoverable capitalized costs would be written off at that time. To date, the Company has capitalized approximately $13.5 million in costs related to this project (including approximately $4.3 million related to the financial modules that are in use). This amount is included in the Company's fixed assets.

NOTE 6 -- COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the fiscal three months ended April 1, 2000 and April 3, 1999, the comprehensive loss was $(5,618) and $(5,557), respectively.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of April 1, 2000, and the related condensed consolidated statements of operations and cash flows for the fiscal three months ended April 1, 2000 and April 3, 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated March 17, 2000, we expressed an unqualified opinion (which includes an explanatory paragraph regarding a change in the method of inventory valuation) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
May 4, 2000

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

RESULTS OF OPERATIONS

     Fiscal quarter ended April 1, 2000 ("2000 first quarter") as compared to the fiscal quarter ended April 3, 1999 ("1999 first quarter").

     Net sales for the 2000 first quarter were $107.0 million as compared to $117.2 million for the 1999 first quarter, representing a decrease of $10.2 million, or 8.7%. The decrease was principally a result of the elimination of low margin product lines and loss generating business that accounted for approximately $14.9 million of domestic net sales in the 1999 first quarter. U.S. Golf net sales totaled $63.5 million in the 2000 first quarter and the 1999 first quarter. Net sales of STRATA(R) and TOP-FLITE(R) golf ball lines improved 48% as compared to the 1999 first quarter, offset by a decrease in net sales of other golf ball products, golf clubs and golf shoes. The decrease in golf club net sales is due to the SPALDING(R) and TOP-FLITE(R) family of clubs as the Company reevaluates its strategy for these products, partially offset by an increase in net sales of BEN HOGAN(R) clubs due to the Company's successful introduction of the new APEX PLUS(TM) irons in the fourth quarter of 1999. Sales of golf shoes also declined as the Company continues the transition to a more focused product offering in that category.

     Net sales of U.S. Sporting Goods decreased $11.4 million to $12.0 million in the 2000 first quarter as compared to $23.4 million in the 1999 first quarter. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products, including the Etonic Athletic Shoe. During the 2000 first quarter the Company licensed the Etonic Athletic brand to a third party to generate a stream of future income.

     International net sales increased to $31.5 million in the 2000 first quarter as compared to $30.3 million in the 1999 first quarter, representing a 4.0% increase.

     Gross profit improved to $53.3 million in the 2000 first quarter as compared to $49.4 million in the 1999 first quarter. The $3.9 million improvement (despite lower sales of $10.2 million) was due to an improved shift in product mix towards higher-end golf products as indicated in the discussion of net sales above.

     Selling, general and administrative ("SG&A") expenses increased $3.7 million to $48.9 million in the 2000 first quarter as compared to $45.2 million in the 1999 first quarter. The increase is principally due to higher advertising and promotion spending to drive sales across all distribution channels.

     Royalty income increased $0.2 million to $2.3 million in the 2000 first quarter as compared to $2.1 million in the 1999 first quarter.

     Restructuring and other unusual costs. The restructuring costs incurred in the 1999 first quarter of $0.5 million were a result of the elimination of positions at the Company's corporate office in Chicopee, Massachusetts.

     Interest expense increased to $14.6 million in the 2000 first quarter as compared to $14.0 million in the 1999 first quarter. The $0.6 million increase is attributable to an increase in the Company's average interest rate on its borrowings from 9.4% in the 1999 first quarter to 10.1% in the 2000 first quarter. The increase related to interest rates was partially offset by a decrease in the Company's average debt balance to $530.0 million in the 2000 first quarter as compared to $547.0 million in the 1999 first quarter.

     Net currency losses decreased to $0.6 million in the 2000 first quarter from $1.0 million in the 1999 first quarter -- see "Liquidity and Capital Resources".

     Evenflo. The Company incurred a loss of $0.1 million from its 42.4% investment in the common stock of Evenflo Company, Inc. for the 1999 first quarter. On December 23, 1999, the KKR 1996 fund, a shareholder and affiliate of the Company, purchased the 42.4% common stock ownership in Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     Income taxes were a benefit of $2.8 million in the 2000 first quarter as compared to a benefit of $3.0 million in the 1999 first quarter. The decrease in the tax benefit totaling $0.2 million is a result of a decrease in the Company's loss before income taxes in the 2000 first quarter as compared to the 1999 first quarter.

     The Company's effective tax rate for the 2000 first quarter was 33%. The effective rate varied from the U.S. statutory rate of 35% due to non-U.S. withholding taxes paid during the 2000 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At April 1, 2000, the Company had an available borrowing capacity under the Credit Facility of $30.9 million (net of $49.1 million of outstanding letters of credit and bankers' acceptances). As of April 28, 2000, the Company had an available borrowing capacity under the Credit Facility of $15.6 million (net of $44.3 million of outstanding letters of credit and bankers' acceptances).

     The Company believes its business is somewhat seasonal. For calendar 1999 quarterly net sales as a percentage of total sales were approximately 26%, 30%, 21%, and 23%, respectively. Many sporting goods marketed by Spalding, especially golf products, generally experience higher levels of sales in the spring and summer months. The Company's need for cash historically has been greater in its first and fourth quarters when cash generated from operating activities coupled with drawdowns from credit facilities have been invested in receivables and inventories.

     For the 2000 first quarter, the Company used $13.8 million in cash from financing activities to fund $12.0 million in operating activities and $1.8 million in capital expenditures.

     For the 1999 first quarter, the Company used $25.6 million in cash before financing activities to fund $23.7 million in operating activities, and invest $1.9 million in capital expenditures (primarily an integrated computer system). Cash usage in the 2000 first quarter and 1999 first quarter was primarily funded from net borrowings from the Company's Revolving Credit Facility and credit facilities available to certain of the Company's non-U.S. operations.

     Net cash used by operating activities was $12.0 million in the 2000 first quarter as compared to $23.7 million in the 1999 first quarter. The improvement in operating cash flows was driven primarily by better management of the components of trading capital (receivables, inventory and payables) which yielded a $15.0 million improvement in cash usage for the 2000 first quarter as compared to the 1999 first quarter.

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

     The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P., may, from time to time depending on market conditions, purchase senior subordinated notes previously issued by the Company in the open market or by other means.

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 2000 first quarter and the 1999 first quarter:

                                                           APRIL 1,    APRIL 3,
                                                             2000        1999
                                                           --------    --------
Net loss.................................................  $(5,737)    $(6,162)
Interest expense.........................................   14,648      14,001
Depreciation.............................................    3,359       1,990
Amortization.............................................    1,120       1,114
Income taxes.............................................   (2,823)     (2,997)
                                                           -------     -------
EBITDA...................................................  $10,567     $ 7,946
                                                           =======     =======

     Currency hedging. In the 2000 first quarter and for the year ended December 31, 1999, approximately 26.4% and 21.2%, respectively, of the Company's total net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133", is effective beginning January 1, 2001. Management is currently evaluating the impact of the statements and believes their adoption will not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

     Although the majority of the Company's transactions are in U.S. Dollars, affiliates operate in their local currency with certain transactions for inventory and royalties being denominated in U.S. Dollars. The Company may purchase short-term forward exchange contracts to hedge payments that require conversion to U.S. Dollars. The purpose of entering these hedge contracts is to minimize the impact of foreign currency fluctuations on the results of operations. Certain increases or decreases in the affiliate U.S. dollar payments are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     As of April 1, 2000, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                                   WEIGHTED
                                                                   AVERAGE
                                                       CONTRACT    CONTRACT    UNREALIZED
                                                        AMOUNT       RATE      GAIN (LOSS)
                                                       --------    --------    -----------
Foreign Currency Forward Contracts:
  British pound......................................   $  245       1.63         $  6
  Canadian dollar....................................    8,100        .68          (76)
                                                        ------                    ----
          Total......................................   $8,345                    $(70)
                                                        ======                    ====

DISCLOSURE ABOUT INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not significantly change.

     In order to manage the impact of fluctuating rates on its variable rate debt, in November of 1999 the Company fixed $293.2 million of its variable rate debt in accordance with the terms of its credit agreements until May 2000 using a weighted-average base rate (Eurodollar rate) of 6.0%. In addition, in January 2000 the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commences in May 2000 (total variable rate debt based on the Eurodollar rate at April 1, 2000 was $318.2 million). The cap has a strike rate of 6.34% and expires on July 26, 2000. At April 28, 2000, the effective Eurodollar interest rate was 6.15%.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000. Since March 30, 2000, the Company has not been named as a defendant in any action that to the best of the Company's knowledge could have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.21  Stockholder's Agreement between Spalding Holdings
       Corporation and Edwin L. Artzt dated March 8, 2000.
10.22  Sales Participation Agreement between Spalding Holdings
       Corporation and Edwin L. Artzt dated March 8, 2000.
15     Deloitte & Touche LLP letter in lieu of consent
27     Financial Data Schedule as of and for the fiscal three
       months ended April 1, 2000

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

                                          Spalding Holdings Corporation
                                          (Registrant)

                                          By:      /s/ DANIEL S. FREY
                                            ------------------------------------
                                            Daniel S. Frey
                                            Chief Financial Officer

Date: May 16, 2000