Form 10-Q
period 2000-07-01
SPALDING HOLDINGS CORP
filed 2000-08-02
CIK 1025193

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000.

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (413) 536-1200.

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at July 21, 2000, was 98,901,747 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                             PAGE NO.
                                                                             --------

PART I.      FINANCIAL INFORMATION
  Item 1.    Financial Statements
                  Condensed Statements of Consolidated Operations for the
                   three fiscal months ended July 1, 2000 and July 3,
                   1999..................................................        2

                  Condensed Statements of Consolidated Operations for the
                   six fiscal months ended July 1, 2000 and July 3,
                   1999..................................................        3
                  Condensed Consolidated Balance Sheets at July 1, 2000
                   and December 31, 1999.................................        4
                  Condensed Statements of Consolidated Cash Flows for the
                   six fiscal months ended July 1, 2000 and July 3,
                   1999..................................................        5
                  Notes to Condensed Consolidated Financial Statements...        6
                  Independent Accountants' Report........................       10
  Item 2.    Management's Discussion and Analysis of Results of
               Operations and
               Financial Condition.......................................       11
  Item 3.    Quantitative and Qualitative Disclosures about Market
               Risk......................................................       15

PART II.     OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................       15
  Item 6.    Exhibits and Reports on Form 8-K............................       16

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
        FOR THE THREE FISCAL MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              JULY 1,     JULY 3,
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $128,648    $128,043
  Cost of sales.............................................    60,006      69,312
                                                              --------    --------
GROSS PROFIT................................................    68,642      58,731
  Selling, general and administrative expenses..............    49,965      45,512
  Royalty income, net.......................................    (2,876)     (2,852)
  Restructuring and other unusual costs.....................                   202
                                                              --------    --------

INCOME FROM OPERATIONS......................................    21,553      15,869
  Interest expense, net.....................................    14,828      13,914
  Currency loss (gain), net.................................       734        (289)
  Equity in net loss of Evenflo Company, Inc................                   724
                                                              --------    --------

INCOME BEFORE INCOME TAXES..................................     5,991       1,520
  Income tax expense........................................     1,918         976
                                                              --------    --------

NET INCOME..................................................  $  4,073    $    544
                                                              ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
         FOR THE SIX FISCAL MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              JULY 1,     JULY 3,
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $235,651    $245,199
  Cost of sales.............................................   113,753     137,050
                                                              --------    --------

GROSS PROFIT................................................   121,898     108,149
  Selling, general and administrative expenses..............    98,820      90,674
  Royalty income, net.......................................    (5,141)     (4,949)
  Restructuring and other unusual costs.....................                   666
                                                              --------    --------
INCOME FROM OPERATIONS......................................    28,219      21,758
  Interest expense, net.....................................    29,476      27,915
  Currency loss, net........................................     1,312         673
  Equity in net loss of Evenflo Company, Inc................                   809
                                                              --------    --------

LOSS BEFORE INCOME TAXES....................................    (2,569)     (7,639)
  Income tax benefit........................................      (905)     (2,021)
                                                              --------    --------

NET LOSS....................................................  $ (1,664)   $ (5,618)
                                                              ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2000 AND DECEMBER 31, 1999
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JULY 1,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
Cash........................................................   $   3,323      $   2,931
Receivables, less allowance of $2,465 and $2,050,
  respectively..............................................     108,312         95,829
Inventories.................................................      58,577         49,012
Deferred income taxes.......................................      11,417         12,218
Prepaid expenses............................................      11,790          1,555
                                                               ---------      ---------
          TOTAL CURRENT ASSETS..............................     193,419        161,545
Property, plant and equipment, net..........................      46,867         58,734
Intangible assets, net......................................     105,895        108,135
Deferred income taxes.......................................     102,056         99,877
Deferred financing costs....................................      14,139         15,721
Other.......................................................         399            400
                                                               ---------      ---------
          TOTAL ASSETS......................................   $ 462,775      $ 444,412
                                                               =========      =========
                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Non-U.S. bank loans.........................................   $   5,387      $   4,081
Short-term debt.............................................       3,516          3,341
Accounts payable............................................      83,566         74,098
Accrued expenses............................................      54,528         60,270
Income taxes................................................          --            315
                                                               ---------      ---------
          TOTAL CURRENT LIABILITIES.........................     146,997        142,105
Long-term debt..............................................     525,158        510,700
Pension benefits............................................       9,704          9,787
Postretirement benefits.....................................       8,033          7,940
Other.......................................................                         92
                                                               ---------      ---------
          TOTAL LIABILITIES.................................     689,892        670,624
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 50,000,000 shares
  authorized; 1,000,000 outstanding, liquidation value
  $129.8 million and $120.9 million, respectively...........     100,000        100,000
Common stock, $.01 par value, 150,000,000 shares authorized,
     98,901,747 and 98,058,948 shares outstanding,
      respectively..........................................         989            981
Additional paid-in capital..................................     466,417        466,088
Accumulated deficit.........................................    (790,343)      (788,679)
Treasury stock, 27,441 shares, at cost......................        (128)          (128)
Loans for stock.............................................        (508)          (644)
Deferred compensation.......................................        (175)          (200)
Accumulated other comprehensive loss -- currency translation
  adjustments...............................................      (3,369)        (3,630)
                                                               ---------      ---------
          TOTAL SHAREHOLDERS' DEFICIENCY....................    (227,117)      (226,212)
                                                               ---------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY....   $ 462,775      $ 444,412
                                                               =========      =========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
         FOR THE SIX FISCAL MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              JULY 1,     JULY 3,
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (1,664)   $ (5,618)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation..............................................     6,162       3,959
  Noncash expenses..........................................       159
  Equity in loss of Evenflo Company, Inc. ..................                   809
  Intangibles amortization..................................     2,241       2,233
  Deferred income taxes.....................................    (1,379)     (2,513)
  Deferred financing cost amortization......................     1,582       1,637
  Other.....................................................       234         207
Changes in assets and liabilities:
  Receivables...............................................   (12,486)    (24,758)
  Inventories...............................................    (9,565)     22,967
  Current liabilities, excluding bank loans.................     3,619       3,559
  Prepaid expenses and other................................   (10,234)       (245)
                                                              --------    --------
          NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES......................................   (21,331)      2,237
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES --
Capital expenditures, net of refunds........................     5,705      (7,765)
                                                              --------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................     5,705      (7,765)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit loan..................    14,246       7,328
Net borrowings (repayment) of other indebtedness............     1,601        (676)
Proceeds from issuance of common stock......................         8         105
Payments received from loans for stock, net.................       163
                                                              --------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    16,018       6,757
                                                              --------    --------
NET INCREASE IN CASH........................................       392       1,229
Cash balance, beginning of period...........................     2,931       8,036
                                                              --------    --------
Cash balance, end of period.................................  $  3,323    $  9,265
                                                              ========    ========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid...............................................  $ 28,110    $ 24,180
                                                              ========    ========
Income taxes paid...........................................  $    473    $    569
                                                              ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNT IN THOUSANDS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of July 1, 2000, and the related condensed statements of consolidated operations and of cash flows for the three and six fiscal month periods ended July 1, 2000 and July 3, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

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

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

NOTE 2 -- INVENTORIES

                                                              JULY 1,    DECEMBER 31,
                                                               2000          1999
                                                              -------    ------------
Finished goods..............................................  $42,507      $34,729
Work in process.............................................    4,869        2,798
Raw materials...............................................   11,201       11,485
                                                              -------      -------
          Total inventories.................................  $58,577      $49,012
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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                                                     U.S.
                                         U.S.      SPORTING
                                         GOLF       GOODS      INTERNATIONAL    ALL OTHER     TOTAL
                                       --------    --------    -------------    ---------    --------
Three fiscal months ended July 1,
  2000
  Net sales..........................  $ 81,958    $12,138        $34,552        $   --      $128,648
  Income from operations.............    13,197        893          5,481         1,982        21,553
Three fiscal months ended July 3,
  1999
  Net sales..........................  $ 75,610    $18,589        $33,844        $   --      $128,043
  Income (loss) from operations......     8,116       (686)         5,618         2,821        15,869
Six fiscal months ended July 1, 2000
  Net sales..........................  $145,487    $24,116        $66,048        $   --      $235,651
  Income (loss) from operations......    14,865       (774)         9,734         4,394        28,219
Six fiscal months ended July 3, 1999
  Net sales..........................  $139,099    $41,945        $64,155        $   --      $245,199
  Income from operations.............     8,420        250          8,393         4,695        21,758

     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (gloves, bags, hats, club covers, tees, towels and sports luggage).

     Spalding currently markets its golf products under the following brand names:

  GOLF BALLS      GOLF CLUBS    GOLF SHOES AND ACCESSORIES
  ----------    --------------  --------------------------
STRATA(R)       BEN HOGAN(R)      ETONIC(R)
TOP-FLITE(R)    TOP-FLITE(R)      BEN HOGAN(R)
SPALDING(R)                       TOP-FLITE(R)
MOLITOR(R)                        SPALDING(R)

     U.S. Sporting Goods includes basketballs, softballs, volleyballs, soccer balls, and other sports products. These products are primarily sold under the SPALDING(R) trademark. Softball products are marketed under the DUDLEY(R) trademark.

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Japan and Sweden. In addition to subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments. For the six fiscal months ended July 1, 2000 and July 3, 1999, net sales of operations in Canada totaled 12.3% and 11.8% of total consolidated net sales, respectively. No other foreign country accounted for net sales representing more than 10% of total consolidated net sales.

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

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

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

                     CONDENSED INCOME STATEMENT INFORMATION

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                              ------------    ----------
Net sales...................................................    $ 70,185       $165,045
                                                                ========       ========
Gross profit................................................    $ 17,014       $ 39,068
                                                                ========       ========
Loss before income tax and extraordinary items..............    $ (2,831)      $ (2,773)
                                                                ========       ========
Net loss....................................................    $( 1,707)      $ (1,907)
                                                                ========       ========
Company's proportionate share (42.4%).......................    $  ( 724)      $   (809)
                                                                ========       ========

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

     During October 1999, the Company substantially completed the implementation of a fully integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that met the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and are currently in use. During the second quarter of 2000, the Company's assessment of the difficulties encountered by the new computer system progressed to a point whereby the Company concluded that those aspects of the system which had been deactivated during the fourth quarter of 1999 will not be reactivated. While the Company's current computer systems environment adequately supports its basic business needs, selected system upgrades are planned over the remainder of 2000 and into 2001. As of July 1, 2000, $3.9 million is capitalized relating to costs for the financial modules that are in use and no amounts are capitalized related to the deactivated modules.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 6 -- COMPREHENSIVE INCOME/(LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the three fiscal months ended July 1, 2000 and July 3, 1999, the comprehensive income was $4,215 and $183, respectively. For the six fiscal months ended July 1, 2000 and July 3, 1999, the comprehensive loss was $(1,403) and $(5,374), respectively.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of July 1, 2000, and the related condensed consolidated statements of operations for the three and six fiscal months ended July 1, 2000 and July 3, 1999 and of condensed consolidated cash flows for the six fiscal months ended July 1, 2000 and July 3, 1999. These financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
July 24, 2000

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

RESULTS OF OPERATIONS

     Fiscal quarter ended July 1, 2000 ("2000 second quarter") as compared to the fiscal quarter ended July 3, 1999 ("1999 second quarter").

     Net sales for the 2000 second quarter were $128.6 million as compared to $128.0 million for the 1999 second quarter. Net sales for the 1999 second quarter included discontinued products totaling $10.0 million. Excluding discontinued products, net sales increased 9.0% for the 2000 second quarter as compared to the 1999 second quarter.

     U.S. Golf net sales increased to $82.0 million for the 2000 second quarter as compared to $75.6 million for the 1999 second quarter, an increase of $6.4 million, or 8.5%. The increase was primarily from the improvement in net sales of the STRATA(R) and TOP-FLITE(R) XL 2000(R) golf ball lines. Net sales of golf clubs also improved due to the successful introduction of the new BEN HOGAN(R) APEX PLUS(TM) irons in the fourth quarter of 1999, partially offset by decreases in the net sales of SPALDING(R) and TOP-FLITE(R) family of clubs as the Company reevaluates its strategy for these products. Net sales of golf shoes and gloves also improved in the 2000 second quarter as compared to the 1999 second quarter.

     Net sales of U.S. Sporting Goods decreased to $12.1 million in the 2000 second quarter as compared to $18.6 million in the 1999 second quarter. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products, including the Etonic Athletic Shoe, and to a lesser extent from the decline in the net sales of basketballs. During the 2000 first quarter the Company licensed the Etonic Athletic brand to a third party to generate a stream of future income.

     International net sales increased to $34.6 million in the 2000 second quarter as compared to $33.8 million in the 1999 second quarter, representing a 2.0% increase.

     Gross profit improved to $68.6 million for the 2000 second quarter as compared to $58.7 million in the 1999 second quarter, an increase of $9.9 million, or 16.9%. Gross margin (gross profit as a percentage of net sales) increased 7.5 percentage points to 53.4% for the 2000 second quarter as compared to 45.9% for the 1999 second quarter. Improvements in gross profit and gross margin are due to a shift in product mix towards higher-end golf products as indicated in the discussion of net sales above. In addition, improvements have been generated by efficiencies and cost savings achieved in manufacturing operations.

     Selling, general and administrative ("SG&A") expenses increased to $50.0 million for the 2000 second quarter as compared to $45.5 million for the 1999 second quarter. The increase is principally due to higher advertising and promotion spending to drive sales across all distribution channels.

     Royalty income was $2.9 million for the 2000 second quarter and the 1999 second quarter.

     Restructuring and other unusual costs. The restructuring costs incurred in the 1999 second quarter of $0.2 million were costs for the consolidation of facilities.

     Interest expense increased to $14.8 million in the 2000 second quarter as compared to $13.9 million in the 1999 second quarter. The $0.9 million increase is attributable to an increase in the Company's average interest rate on its borrowings from 9.36% in the 1999 second quarter to 10.09% in the 2000 second quarter. The increase related to interest rates was partially offset by a decrease in the Company's average debt balance to $554.8 million in the 2000 second quarter as compared to $556.2 million in the 1999 second quarter.

     Net currency losses were $0.7 million in the 2000 second quarter compared to a gain of $0.3 million in the 1999 second quarter -- see "Item
3 -- Disclosure About Foreign Currency Risk".

     Evenflo. The Company incurred a loss of $0.7 million from its 42.4% investment in the common stock of Evenflo Company, Inc. for the 1999 second quarter. On December 23, 1999, the KKR 1996 Fund, a shareholder and affiliate of the Company, purchased the 42.4% investment in the common stock of Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     Income taxes were $1.9 million in the 2000 second quarter as compared to $1.0 million in the 1999 second quarter. The increase in tax expense is a result of an increase in the Company's net income before income taxes in the 2000 second quarter as compared to the 1999 second quarter. During the 1999 second quarter, the effective tax rate of 64% varied from the U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid and the Company's portion of Evenflo's loss of $0.7 million for which tax benefit was not recognized.

     Fiscal six months ended July 1, 2000 ("2000 six months") as compared to the fiscal six months ended July 3, 1999 ("1999 six months").

     Net sales for the 2000 six months were $235.7 million as compared to $245.2 million for the 1999 six months, representing a decrease of $9.5 million, or 3.9%. The decrease was generated in the first quarter of 2000 as a result of lower sales as compared to the 1999 first quarter from the elimination of low margin product lines and loss generating businesses. Overall, sales of discontinued products included in the 1999 six months were $24.9 million. Excluding discontinued products, net sales increased 7.0% for the 2000 six months as compared to the 1999 six months.

     U.S. Golf net sales increased $6.4 million, or 4.6%, to $145.5 million for the 2000 six months as compared to $139.1 million for the 1999 six months. The increase is driven by improved net sales during the 2000 six months of the STRATA(R) and TOP-FLITE(R) XL 2000(R) golf ball lines as compared to the 1999 six months. These gains were partially offset by a decrease in net sales of other golf ball products, golf clubs and golf shoes. The decrease in golf club net sales is due to the SPALDING(R) and TOP-FLITE(R) family of clubs as the Company reevaluates its strategy for these products, partially offset by an increase in net sales of BEN HOGAN(R) clubs due to the Company's successful introduction of the new APEX PLUS(TM) irons in the fourth quarter of 1999.

     Net sales of U.S. Sporting Goods decreased to $24.1 million in the 2000 six months as compared to $41.9 million in the 1999 six months. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products, including the Etonic Athletic Shoe, and to a lesser extent from the decline in the net sales of basketballs.

     International net sales increased 2.8% to $66.0 million in the 2000 six months as compared to $64.2 million in the 1999 six months.

     Gross profit improved to $121.9 million for the 2000 six months as compared to $108.1 million in the 1999 six months, an increase of $13.8 million, or 12.8%. Gross margin (gross profit as a percentage of sales) increased 7.6 percentage points to 51.7% for the 2000 six months as compared to 44.1% for the 1999 six months. Improvements in gross profit and gross margin are due to a shift in product mix towards higher-end golf products as indicated in the discussion of net sales above. In addition, improvements have been generated by efficiencies and cost savings achieved in manufacturing operations.

     Selling, general and administrative ("SG&A") expenses increased to $98.8 million for the 2000 six months as compared to $90.7 million for the 1999 six months. The increase is principally due to higher advertising and promotion spending to drive sales across all distribution channels.

     Royalty income increased $0.2 million to $5.1 million in the 2000 six months as compared to $4.9 million in the 1999 six months.

     Restructuring and other unusual costs. The restructuring costs incurred in the 1999 six months of $0.7 million were a result of the elimination of positions at the Company's corporate office in Chicopee, Massachusetts and costs for the consolidation of facilities.

     Interest expense increased to $29.5 million in the 2000 six months as compared to $27.9 million in the 1999 six months. The $1.6 million increase is attributable to an increase in the Company's average interest rate on its borrowings from 9.36% in the 1999 six months to 10.07% in the 2000 six months. The increase related to interest rates was partially offset by a decrease in the Company's average debt balance to $547.0 million in the 2000 six months as compared to $550.9 million in the 1999 six months.

     Net currency losses increased to $1.3 million in the 2000 six months from $0.7 million in the 1999 six months -- see Item 3 -- "Disclosure About Foreign Currency Risk".

     Evenflo. The Company incurred a loss of $0.8 million from its 42.4% investment in the common stock of Evenflo Company, Inc. for the 1999 six months. On December 23, 1999, the KKR 1996 Fund, a shareholder and affiliate of the Company, purchased the 42.4% investment in the common stock of Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     Income taxes were a benefit of $0.9 million in the 2000 six months as compared to a benefit of $2.0 million in the 1999 six months. The decrease in the tax benefit totaling $1.1 million is a result of a decrease in the Company's loss before income taxes in the 2000 six months as compared to the 1999 six months. During the 1999 six months, the effective tax rate of 26% varied from the U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid and the Company's portion of Evenflo's loss of $0.8 million for which tax benefit was not recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At July 1, 2000, the Company had an available borrowing capacity under the Credit Facility of $37.0 million (net of $42.0 million of outstanding letters of credit and bankers' acceptances). As of July 31, 2000, the Company had an available borrowing capacity under the Credit Facility of $35.8 million (net of $37.8 million of outstanding letters of credit and bankers' acceptances).

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

     For the 2000 six months, the Company provided $21.7 million in cash from financing activities and investing activities to fund $21.3 million in operating activities. Net cash utilized by operating activities was $21.3 million in the 2000 six months as compared to a source of $2.2 million in the 1999 six months. The difference in operating cash flows was driven primarily by increases in inventory and the timing of payments for advertising and promotion costs, partially offset by better management of receivables. For the 2000 six months, capital expenditures primarily consist of golf ball production expansion costs and software costs for the development of an automated call center, net of refunds received.

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

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 2000 six months and the 1999 six months:

                                                           JULY 1,    JULY 3,
                                                            2000       1999
                                                           -------    -------
Net loss.................................................  $(1,664)   $(5,618)
Interest expense.........................................   29,476     27,915
Depreciation.............................................    6,162      3,959
Amortization.............................................    2,241      2,233
Income taxes.............................................     (905)    (2,021)
                                                           -------    -------
EBITDA...................................................  $35,310    $26,468
                                                           =======    =======

     Currency hedging. In the 2000 six months and for the year ended December 31, 1999, approximately 24% and 21.2%, respectively, of the Company's total net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company's fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company does not expect that SAB 101 will have a material effect on its financial position or results of operations.

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

     As of July 1, 2000, the Company had outstanding the following purchased foreign exchange forward contract (in thousands of U.S. dollars):

                                                                    WEIGHTED
                                                                    AVERAGE
                                                        CONTRACT    CONTRACT    UNREALIZED
                                                         AMOUNT       RATE         GAIN
                                                        --------    --------    ----------
Canadian dollar.......................................   $2,625      $.686         $25

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

     In order to manage the impact of fluctuating rates on its variable rate debt, in July 2000 the Company fixed $309.9 million of its variable rate debt in accordance with the terms of its credit agreements until October 2000 using a weighted-average base rate (Eurodollar rate) of 6.7%. In addition, in July 2000 the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commences in October 2000 (total variable rate debt based on the Eurodollar rate at July 1, 2000 was $307.0 million). The cap has a strike rate of 6.85% and expires on January 26, 2001. At July 31, 2000, the effective Eurodollar interest rate was 6.7%.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.23  Restricted Stock Award Agreement between Spalding Holdings
       Corporation and G. Wade Lewis dated June 21, 2000.
10.24  Sale Participation Agreement between Spalding Holdings
       Corporation and G. Wade Lewis dated June 21, 2000.
15     Deloitte & Touche LLP letter in lieu of consent
27     Financial Data Schedule as of and for the six fiscal months ended July 1, 2000

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

Date: August 2, 2000