Form 10-Q
period 2000-09-30
SPALDING HOLDINGS CORP
filed 2000-11-09
CIK 1025193

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                                 [X] Yes [ ] No

     The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at October 31, 2000, was 98,901,747 shares.

================================================================================

                               INDEX TO FORM 10-Q

                                                                                               PAGE NO.
                                                                                               --------
 PART I.     FINANCIAL INFORMATION
   Item 1.   Financial Statements

               Condensed Statements of Consolidated Operations for the three fiscal
                    months ended September 30, 2000 and October 2, 1999.......................    3

               Condensed Statements of Consolidated Operations for the nine fiscal months
                    ended September 30, 2000 and October 2, 1999..............................    4

               Condensed Consolidated Balance Sheets at September 30, 2000 and
                    December 31, 1999.........................................................    5

               Condensed Statements of Consolidated Cash Flows for the nine fiscal months
                    ended September 30, 2000 and October 2, 1999..............................    6

               Notes to Condensed Consolidated Financial Statements...........................    7

               Independent Accountants' Report................................................   11

  Item 2.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition.......................................................   12

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................   18

PART II.     OTHER INFORMATION
  Item 1.    Legal Proceedings................................................................   19

  Item 6.    Exhibits and Reports on Form 8-K.................................................   19


                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

    FOR THE THREE FISCAL MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   OCTOBER 2,
                                                          2000           1999
                                                         ------         ------
                                                              (UNAUDITED)
NET SALES ..........................................    $ 80,842       $ 88,641
  Cost of sales ....................................      39,014         59,843
                                                        --------       --------

GROSS PROFIT .......................................      41,828         28,798
  Selling, general and administrative expenses .....      43,419         44,205
  Royalty income, net ..............................      (3,796)        (3,256)
  Restructuring and other unusual costs ............                       (184)
                                                        --------       --------

INCOME (LOSS) FROM OPERATIONS ......................       2,205        (11,967)
  Interest expense, net ............................      15,231         13,784
  Currency loss (gain), net ........................       1,677         (1,004)
  Equity in net income of Evenflo Company, Inc. ....                       (561)
                                                        --------       --------

LOSS BEFORE INCOME TAXES ...........................     (14,703)       (24,186)
  Income tax  benefit ..............................      (4,733)        (8,753)
                                                        --------       --------

NET LOSS ...........................................    $ (9,970)      $(15,433)
                                                        ========       ========

























            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

     FOR THE NINE FISCAL MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   OCTOBER 2,
                                                          2000           1999
                                                         ------         ------
                                                            (UNAUDITED)

NET SALES ..........................................   $ 316,493      $ 333,840
  Cost of sales ....................................     152,767        196,893
                                                       ---------      ---------

GROSS PROFIT .......................................     163,726        136,947
  Selling, general and administrative expenses .....     142,239        134,879
  Royalty income, net ..............................      (8,937)        (8,205)
  Restructuring and other unusual costs ............                        482
                                                       ---------      ---------

INCOME FROM OPERATIONS .............................      30,424          9,791
  Interest expense, net ............................      44,707         41,699
  Currency loss (gain), net ........................       2,989           (331)
  Equity in net loss of Evenflo Company, Inc. ......                        248
                                                       ---------      ---------

LOSS BEFORE INCOME TAXES ...........................     (17,272)       (31,825)
  Income tax benefit ...............................      (5,639)       (10,774)
                                                       ---------      ---------

NET LOSS ...........................................   $ (11,633)     $ (21,051)
                                                       =========      =========

























            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        2000          1999
                                                                                       ------        ------
                                                                                           (UNAUDITED)
                   ASSETS
CURRENT ASSETS

Cash................................................................................ $   3,686    $   2,931
Receivables, less allowance of $2,084 and $2,050, respectively......................    77,528       95,829
Inventories.........................................................................    71,570       49,012
Deferred income taxes...............................................................    11,412       12,218
Prepaid expenses....................................................................     8,432        1,555
                                                                                     ---------    ---------
          TOTAL CURRENT ASSETS......................................................   172,628      161,545
Property, plant and equipment, net..................................................    45,867       58,734
Intangible assets, net..............................................................   104,755      108,135
Deferred income taxes...............................................................   106,998       99,877
Deferred financing costs............................................................    13,347       15,721
Other...............................................................................       736          400
                                                                                     ---------    ---------
          TOTAL ASSETS.............................................................. $ 444,331    $ 444,412
                                                                                     =========    =========

                              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Non-U.S. bank loans................................................................. $   5,703    $   4,081
Short-term debt.....................................................................     3,516        3,341
Accounts payable....................................................................    70,041       74,098
Accrued expenses....................................................................    59,113       60,270
Income taxes........................................................................                    315
                                                                                     ---------    ---------
          TOTAL CURRENT LIABILITIES.................................................   138,373      142,105
Long-term debt......................................................................   524,983      510,700
Pension benefits....................................................................     9,597        9,787
Postretirement benefits.............................................................     8,210        7,940
Other...............................................................................                     92
                                                                                     ---------    ---------
          TOTAL LIABILITIES.........................................................   681,163      670,624
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred  stock,  $.01  par  value,  50,000,000  shares  authorized;  1,000,000
     outstanding,   liquidation   value  $134.5  million  and  $120.9   million,
     respectively...................................................................   100,000      100,000
Common stock, $.01 par value, 150,000,000 shares authorized, 98,901,747
     and  98,058,948 shares outstanding, respectively...............................       989          981
Additional paid-in capital..........................................................   466,417      466,088
Accumulated deficit.................................................................  (800,312)    (788,679)
Treasury stock, 27,441 shares, at cost..............................................      (128)        (128)
Loans for stock.....................................................................      (508)        (644)
Deferred compensation...............................................................      (162)        (200)
Accumulated other comprehensive loss-- currency translation adjustments.............    (3,128)      (3,630)
                                                                                     ---------    ---------
          TOTAL SHAREHOLDERS' DEFICIENCY............................................  (236,832)    (226,212)
                                                                                     ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY............................ $ 444,331    $ 444,412
                                                                                     =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

     FOR THE NINE FISCAL MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   SEPTEMBER 30,  OCTOBER 2,
                                                                        2000        1999
                                                                       ------      ------
                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.......................................................    $ (11,633)   $ (21,051)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Write-down and write-off of inventories......................                     8,662
  Depreciation.................................................        9,360        5,946
  Non-cash expenses............................................          171
  Equity in net loss of Evenflo Company, Inc...................                       248
  Intangibles amortization.....................................        3,381        3,354
  Deferred income taxes........................................       (6,316)     (11,374)
  Deferred financing cost amortization.........................        2,374        2,455
  Other........................................................          136         (384)
Changes in assets and liabilities:
  Receivables..................................................       18,298        4,606
  Inventories..................................................      (22,558)      25,548
  Current liabilities, excluding bank loans....................       (5,253)     (17,378)
  Prepaid expenses and other...................................       (6,874)      (1,824)
                                                                   ---------    ---------
          NET CASH USED IN OPERATING ACTIVITIES                      (18,914)      (1,192)
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net of refunds...........................        3,502      (12,788)
                                                                   ---------    ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..        3,502      (12,788)
                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under revolving credit loan.....................       13,518       12,828
Net borrowings (repayment) of other indebtedness...............        2,470       (1,349)
Proceeds from issuance of common stock.........................            8          106
Payments received from loans for stock, net....................          171
                                                                   ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES............       16,167       11,585
                                                                   ---------    ---------
NET INCREASE (DECREASE) IN CASH................................          755       (2,395)
Cash balance, beginning of period..............................        2,931        8,036
                                                                   ---------    ---------
Cash balance, end of period....................................    $   3,686    $   5,641
                                                                   =========    =========
SUPPLEMENTAL CASH FLOW DATA:

Interest paid..................................................    $  34,020    $  39,817
                                                                   =========    =========
Income taxes paid..............................................    $     406    $     560
                                                                   =========    =========









            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of September 30, 2000, and the related condensed statements of consolidated operations for the three and nine fiscal month periods ended September 30, 2000 and October 2, 1999 and of condensed consolidated cash flows for the nine fiscal months ended September 30, 2000 and October 2, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

     The sole subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). Spalding is a manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R), and DUDLEY(R). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs and clothing, shoes and equipment for many other sports.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company's year-end is December 31. The Company closes each quarter on the thirteenth Saturday of that period except the fourth quarter, which always closes on December 31. The Company's fiscal quarters for the 2000 calendar year are as follows: April 1, July 1, September 30 and December 31.


NOTE 2 -- INVENTORIES

                                  SEPTEMBER 30,      DECEMBER 31,
                                      2000              1999
                                     ------            ------
Finished goods.................... $  51,733         $  34,729
Work in process....................    5,483             2,798
Raw materials......................   14,354            11,485
                                   ---------         ---------
          Total inventories....... $  71,570         $  49,012
                                   =========         =========

NOTE 3 -- SEGMENT INFORMATION

     The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                 U.S.
                                                     U.S.     SPORTING
                                                     GOLF       GOODS     INTERNATIONAL  ALL OTHER      TOTAL
                                                     ----       -----     -------------  ---------      -----
THREE FISCAL MONTHS ENDED SEPTEMBER 30, 2000
  Net sales......................................$  49,371    $  10,371    $  21,100    $    --      $  80,842
  Income (loss) from operations..................   (1,191)      (1,124)         331       4,189         2,205

THREE FISCAL MONTHS ENDED OCTOBER 2, 1999
  Net sales......................................$  49,455    $  19,149    $  20,037    $    --      $  88,641
  Income (loss) from operations..................  (11,097)      (4,429)         320       3,239       (11,967)

NINE FISCAL MONTHS ENDED SEPTEMBER 30, 2000
  Net sales......................................$ 194,858    $  34,487    $  87,148    $    --      $316,493
  Income (loss) from operations..................   13,674       (1,898)      10,065       8,583       30,424

NINE FISCAL MONTHS ENDED OCTOBER 2, 1999
  Net sales......................................$ 188,554    $  61,094    $  84,192    $    --      $333,840
  Income (loss) from operations..................   (2,677)      (4,179)       8,713       7,934        9,791

     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (gloves, bags, hats, club covers, tees, towels and sports luggage).

     Spalding currently markets its golf products under the following brand names:

                                                    GOLF SHOES AND
          GOLF BALLS            GOLF CLUBS           ACCESSORIES
          -----------          -----------           -----------
          STRATA(R)            BEN HOGAN(R)          ETONIC(R)
          TOP-FLITE(R)         TOP-FLITE(R)          BEN HOGAN(R)
          SPALDING(R)                                TOP-FLITE(R)
          MOLITOR(R)                                 SPALDING(R)

     U.S. Sporting Goods includes basketballs, softballs, volleyballs, footballs, soccer balls, and other sports products. These products are primarily sold under the SPALDING(R) trademark. Softball products are marketed under the DUDLEY(R) trademark.

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Japan and Sweden. In addition to subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments. For the nine fiscal months ended September 30, 2000 and October 2, 1999, net sales of operations in Canada totaled 10.9% and 10.1% of total consolidated net sales, respectively. No other foreign country accounted for net sales representing more than 10% of total consolidated net sales.

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

NOTE 4 -- INVESTMENT IN AFFILIATE

     From August 20, 1998 through December 23, 1999, the Company owned 42.4% of the common stock of Evenflo Company, Inc. ("Evenflo"). Evenflo markets specialty juvenile products under the EVENFLO(R), GERRY(R) and SNUGLI(R) trademarks. On December 23, 1999, the KKR 1996 Fund, a shareholder and affiliate of the Company, purchased Spalding's 42.4% common stock ownership in Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     Summarized financial information of Evenflo for the three and nine months ended October 2, 1999 is set forth below.

                     CONDENSED INCOME STATEMENT INFORMATION

                                                            THREE MONTHS     NINE MONTHS
                                                                ENDED           ENDED
                                                                -----           -----

Net sales................................................... $  93,550       $ 258,595
                                                             =========       =========

Gross profit................................................ $  23,372       $  62,440
                                                             =========       =========

Earnings (loss) before income tax and extraordinary items... $     719       $  (2,054)
                                                             =========       =========

Net earnings (loss)......................................... $   1,324       $    (583)
                                                             =========       =========

Company's proportionate share (42.4%)....................... $     561       $    (248)
                                                             =========       =========

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

     During October 1999, the Company substantially completed the implementation of a fully integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that met the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and are currently in use. During the second quarter of 2000, the Company's assessment of the difficulties encountered by the new computer system progressed to a point whereby the Company concluded that those aspects of the system which had been deactivated during the fourth quarter of 1999 will not be reactivated. While the Company's current computer systems environment adequately supports its basic business needs, selected system upgrades are planned over the remainder of 2000 and into 2001. As of September 30, 2000, $0.8 million is capitalized relating to costs for the financial modules that are in use and no amounts are capitalized related to the deactivated modules.

NOTE 6 -- COMPREHENSIVE INCOME/(LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the three fiscal months ended September 30, 2000 and October 2, 1999, the comprehensive loss was $(9,728) and $(16,050), respectively. For the nine fiscal months ended September 30, 2000 and October 2, 1999, the comprehensive loss was $(11,131) and $(21,424), respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine fiscal months ended September 30, 2000 and October 2, 1999 and of condensed consolidated cash flows for the nine fiscal months ended September 30, 2000 and October 2, 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated March 17, 2000, we expressed an unqualified opinion (which includes an explanatory paragraph regarding a change in the method of inventory valuation) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
October 24, 2000

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

RESULTS OF OPERATIONS

     FISCAL QUARTER ENDED SEPTEMBER 30, 2000 ("2000 THIRD QUARTER") AS COMPARED TO THE FISCAL QUARTER ENDED OCTOBER 2, 1999 ("1999 THIRD QUARTER").

     NET SALES for the 2000 third quarter were $80.8 million as compared to $88.6 million for the 1999 third quarter. Excluding the sale of discontinued products totaling $9.8 million in the 1999 third quarter, net sales increased 2.6% for the 2000 third quarter.

     U.S. Golf net sales of $49.4 million for the 2000 third quarter were consistent with sales for the 1999 third quarter, which totaled $49.5 million. Increases in the net sales of STRATA(R) golf balls and the new line of BEN HOGAN(R) golf clubs, and to a lesser extent an increase in net sales of golf shoes and gloves, were basically offset by the absence of net sales of the discontinued SPALDING(R) golf club line and a decrease in net sales of TOP-FLITE XL(R) golf balls.

     Net sales of U.S. Sporting Goods decreased to $10.4 million in the 2000 third quarter as compared to $19.1 million in the 1999 third quarter. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products in 1999 such as tennis, baseball and ETONIC(R) athletic shoes and to a lesser extent from a decline in net sales of basketballs. During 2000, the Company licensed the ETONIC(R) athletic shoe business to a third party to generate a stream of future income.

     International net sales increased to $21.1 million in the 2000 third quarter as compared to $20.0 million in the 1999 third quarter, representing a 5.3% increase. Excluding the effect of foreign currency translation, international sales improved 10.9% for the 2000 third quarter as compared to the 1999 third quarter, driven primarily as a result of the introduction of BEN HOGAN(R) irons in international markets during 2000.

     GROSS PROFIT improved to $41.8 for the 2000 third quarter as compared to $28.8 million in the 1999 third quarter, an increase of $13.0 million, or 45.2%. Gross margin (gross profit as a percentage of net sales) increased 19.2 percentage points to 51.7% for the 2000 third quarter as compared to 32.5% for the 1999 third quarter. Included in the 1999 third quarter was an inventory write-down and write-off of approximately $8.7 million that was consistent with the Company's marketing strategy of repositioning its core brands.

     Excluding the effect of the inventory write-off in the 1999 third quarter, gross profit in the 2000 third quarter increased $4.3 million as compared to the 1999 third quarter, and gross margin increased 9.4 percentage points for the period. Improvements in gross profit and gross margin are due to a shift in product mix towards higher-end golf products as indicated in the discussion of net sales above. In addition, improvements have been generated by efficiencies and cost savings achieved in manufacturing operations.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES decreased to $43.4 million for the 2000 third quarter as compared to $44.2 million for the 1999 third quarter. The decrease is principally due to lower selling expenses.

     ROYALTY INCOME increased to $3.8 million for the 2000 third quarter as compared to $3.3 million in the 1999 third quarter, representing a 16.6% increase. The increase is primarily due to higher royalties for athletic footwear in the U.S.

     RESTRUCTURING AND OTHER UNUSUAL COSTS. During the 1999 third quarter, the Company recorded $0.2 million of income related to the reversal of previously established restructuring accruals for closed foreign subsidiaries.

     INTEREST EXPENSE increased to $15.2 million in the 2000 third quarter as compared to $13.8 million in the 1999 third quarter. The $1.4 million increase is mainly attributable to an increase in the Company's average interest rate on its borrowings from 9.75% in the 1999 third quarter to 10.63% in the 2000 third quarter.

     NET CURRENCY LOSSES were $1.7 million in the 2000 third quarter compared to a gain of $1.0 million in the 1999 third quarter -- see "Item 3 -- Disclosure About Foreign Currency Risk".

     EVENFLO. The Company had earnings of $0.6 million from its 42.4% investment in the common stock of Evenflo Company, Inc. for the 1999 third quarter. On December 23, 1999, the KKR 1996 Fund, a shareholder and affiliate of the Company, purchased Spalding's 42.4% investment in the common stock of Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     INCOME TAX BENEFIT decreased to $4.7 million in the 2000 third quarter as compared to $8.8 million in the 1999 third quarter. The decrease in tax benefit is a result of a decrease in the Company's net loss before income taxes in the 2000 third quarter as compared to the 1999 third quarter. During the 2000 third quarter, the effective tax rate of 32.2% varied from the U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid.

     FISCAL NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 NINE MONTHS") AS COMPARED TO THE FISCAL NINE MONTHS ENDED OCTOBER 2, 1999 ("1999 NINE MONTHS").

     NET SALES for the 2000 nine months were $316.5 million as compared to $333.8 million for the 1999 nine months, representing a decrease of $17.3 million, or 5.2%. Overall, sales of discontinued products included in the 1999 nine months were $34.7 million. Excluding discontinued products, net sales increased 5.8% for the 2000 nine months as compared to the 1999 nine months.

     U.S. Golf net sales increased $6.2 million, or 3.3%, to $194.9 million for the 2000 nine months as compared to $188.6 million for the 1999 nine months. The increase is driven by improved net sales during the 2000 nine months of the STRATA(R) AND TOP-FLITE(R) XL 2000(R) golf ball lines as compared to the 1999 nine months. These gains were partially offset by a decrease in net sales of other golf ball products, golf clubs and golf shoes. The decrease in golf club net sales is due to the discontinuation of the SPALDING(R) family of clubs, partially offset by an increase in net sales of BEN HOGAN(R) clubs due to the Company's successful introduction of the new APEX PLUS(TM) irons in the fourth quarter of 1999.

     Net sales of U.S. Sporting Goods decreased to $34.5 million in the 2000 nine months as compared to $61.1 million in the 1999 nine months. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products such as tennis, baseball and ETONIC(R) athletic shoes and to a lesser extent from a decline in net sales of basketballs. During 2000, the Company licensed the ETONIC(R) athletic shoe business to a third party to generate a stream of future income.

     International net sales increased 3.5% to $87.1 million in the 2000 nine months as compared to $84.1 million in the 1999 nine months. Excluding the effect of foreign currency translation, international sales improved 5.9% for the 2000 nine months as compared to the 1999 nine months driven primarily as a result of the introduction of BEN HOGAN(R) irons in international markets during 2000.

     GROSS PROFIT improved to $163.7 million for the 2000 nine months as compared to $136.9 million in the 1999 nine months, an increase of $26.8 million, or 19.6%. Gross margin (gross profit as a percentage of sales) increased 10.7 percentage points to 51.7% for the 2000 nine months as compared to 41.0% for the 1999 nine months. Included in the 1999 nine months was an inventory write-down and write-off of approximately $8.7 million that was consistent with the Company's marketing strategy of repositioning its core brands.

     Excluding the effect of the inventory write-off in the 1999 nine months, gross profit in the 2000 nine months increased $18.1 million as compared to the 1999 nine months, and gross margin increased 8.1 percentage points for the period. Improvements in gross profit and gross margin are due to a shift in product mix towards higher-end golf products as indicated in the discussion of net sales above. In addition, improvements have been generated by efficiencies and cost savings achieved in manufacturing operations.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES increased to $142.2 million for the 2000 nine months as compared to $134.9 million for the 1999 nine months. The increase is principally due to higher advertising and promotion spending to drive sales across all distribution channels.

     ROYALTY INCOME increased $0.7 million to $8.9 million in the 2000 nine months as compared to $8.2 million in the 1999 nine months. The increase is primarily due to higher royalties for athletic footwear in the U.S. that occurred in the 2000 third quarter.

     RESTRUCTURING AND OTHER UNUSUAL COSTS. During the 1999 nine months, the Company recorded $0.8 million of charges for restructuring its operations, primarily management severance and related expenses. These charges were offset by restructuring income for the reduction of previously established restructuring accruals for foreign subsidiaries that were closed.

     INTEREST EXPENSE increased to $44.7 million in the 2000 nine months as compared to $41.7 million in the 1999 nine months. The $3.0 million increase is attributable to an increase in the Company's average interest rate on its borrowings from 9.63% in the 1999 nine months to 10.49% in the 2000 nine months. The increase related to interest rates was partially offset by a decrease in the Company's average debt balance to $545.8 million in the 2000 nine months as compared to $548.5 million in the 1999 nine months.

     NET CURRENCY LOSSES were $3.0 million in the 2000 nine months, compared to gains of $0.3 million in the 1999 nine months -- see Item 3 -- "Disclosure About Foreign Currency Risk".

     EVENFLO. The Company incurred a loss of $0.2 million from its 42.4% investment in the common stock of Evenflo Company, Inc. for the 1999 nine months. On December 23, 1999, the KKR 1996 Fund, a shareholder and affiliate of the Company, purchased Spalding's 42.4% investment in the common stock of Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

     INCOME TAXES were a benefit of $5.6 million in the 2000 nine months as compared to a benefit of $10.8 million in the 1999 nine months. The decrease in the tax benefit is a result of a decrease in the Company's loss before income taxes in the 2000 nine months as compared to the 1999 nine months. During the 2000 nine months, the effective tax rate of 32.7% varied from the U.S. federal statutory rate of 35% due to actual non-U.S. withholding taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $250 million revolving credit facility and certain non-U.S. facilities (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 2000, the Company had an available borrowing capacity under the Credit Facility of $41.3 million (net of $38.4 million of outstanding letters of credit and bankers' acceptances). As of October 31, 2000, the Company had an available borrowing capacity under the Credit Facility of $15.6 million (net of $41.7 million of outstanding letters of credit and bankers' acceptances).

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

     For the 2000 nine months, the Company provided $19.7 million in cash from financing activities and investing activities to fund $18.9 million in operating activities. Net cash utilized by operating activities was $18.9 million in the 2000 nine months and $1.2 million in the 1999 nine months. The difference in operating cash flows was driven primarily by increases in inventory and the timing of payments for advertising and promotion costs, partially offset by a decrease in receivables. For the 2000 nine months, capital expenditures primarily consist of golf ball production expansion costs and software costs for the development of an automated call center, net of refunds received.

     The Company's ability to fund its operations, capital expenditures, and debt service, or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to fund its operations, capital expenditures, or its debt service obligations. In the absence of improved operating results, the Company may face liquidity problems and might be required to dispose of material assets or operations to meet its financial obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therefrom. Although the Company's operating performance has improved over the prior period, additional improvements in operating performance are required in order to remain in compliance with the financial covenants included in Spalding's senior credit facility and to have adequate liquidity throughout the remainder of 2000 and beyond. In the event the Company's operating performance does not improve to the extent necessary, the Company will seek additional sources of liquidity and seek modifications to its current senior credit facility. There can be no assurance, however, that the Company will achieve the necessary improvements in operating performance to satisfy these covenants or that additional funding or modifications to the senior credit facility can be obtained.

     The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P., may, from time to time depending on market conditions, purchase senior subordinated notes previously issued by the Company in the open market or by other means.

     EBITDA (earnings before interest, taxes, depreciation and amortization) is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth certain information regarding the Company's EBITDA and other net cash flow items for the 2000 and 1999 nine months and the 2000 and 1999 three months:

                            NINE MONTHS  NINE MONTHS  THREE MONTHS  THREE MONTHS
                               ENDED        ENDED        ENDED         ENDED
                           SEPTEMBER 30,  OCTOBER 2,  SEPTEMBER 30,  OCTOBER 2,
                               2000         1999          2000         1999
                              ------       ------        ------       ------
Net loss ................... $(11,633)    $(21,051)    $ (9,970)    $(15,433)
Interest expense ...........   44,707       41,699       15,231       13,784
Depreciation ...............    9,360        5,946        3,198        1,987
Amortization ...............    3,381        3,354        1,138        1,121
Income taxes ...............   (5,639)     (10,774)      (4,733)      (8,753)
                             --------     --------     --------     --------
EBITDA ..................... $ 40,176     $ 19,174     $  4,864     $ (7,294)
                             ========     ========     ========     ========

     CURRENCY HEDGING. In the 2000 nine months and for the year ended December 31, 1999, approximately 20.8% and 21.2%, respectively, of the Company's total net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and the resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133", is effective beginning January 1, 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activity. Management is currently evaluating the impact of these statements and believes their adoption will not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

     As of September 30, 2000, the Company had outstanding foreign exchange forward contracts (in thousands of U.S. dollars), in the following currency:

                                        WEIGHTED
                                        AVERAGE
                          CONTRACT      CONTRACT      UNREALIZED
                           AMOUNT         RATE           GAIN
                           ------         ----           ----
   Canadian dollar.... $    1,000        $.679           $ 20

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

     In order to manage the impact of fluctuating rates on its variable rate debt, in July 2000 the Company fixed $309.9 million of its variable rate debt in accordance with the terms of its credit agreements until October 2000 using a weighted-average base rate (Eurodollar rate) of 6.7%. In addition, in July 2000 the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commences in October 2000 (total variable rate debt based on the Eurodollar rate at September 30, 2000 was $307.0 million). The cap has a strike rate of 6.85% and expires on January 26, 2001. At October 31, 2000, the effective Eurodollar interest rate was 6.5%.

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

    27 Financial Data Schedule as of and for the nine fiscal months ended September 30, 2000

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

                                                  Spalding Holdings Corporation
                                                  (Registrant)

                                                  By:  /S/ DANIEL S. FREY
                                                     --------------------
                                                  Daniel S. Frey
                                                  Chief Financial Officer

Date: November 9, 2000