Form 10-K
period 2000-12-31
SPALDING HOLDINGS CORP
filed 2001-04-02
CIK 1025193

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------



                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         -------------------
               None                                        None



        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The number of shares of the registrant's Common stock, par value $.01 per share, outstanding at March 20, 2001, was 98,901,747 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================

                          SPALDING HOLDINGS CORPORATION

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item 1    Business.........................................................   3
Item 2    Properties.......................................................  10
Item 3    Legal Proceedings................................................  10
Item 4    Submission of Matters to a Vote of Security Holders..............  10

PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................  11
Item 6    Selected Financial Data..........................................  12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  13
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......  22
Item 8    Financial Statements and Supplementary Data......................  25
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  47

PART III

Item 10   Directors and Executive Officers of the Company..................  47
Item 11   Executive Compensation...........................................  49
Item 12   Security Ownership of Certain Beneficial Owners and Management ..  53
Item 13   Certain Relationships and Related Transactions...................  55

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  57

                                     PART I

ITEM 1:  BUSINESS

    Spalding Holdings Corporation and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, and clothing and equipment for many other sports.

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

    On August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (the "Reorganization"). As part of the reorganization, KKR 1996 Fund L.P., an affiliate of the Company, acquired 51% of the outstanding shares of common stock of Evenflo from Spalding for a purchase price of $25.5 million and preferred stock of Evenflo from Spalding for a purchase price of $40.0 million. In addition, Great Star Corporation, an affiliate of Abarco, N.V. (a shareholder of the Company) acquired 6.6% of the outstanding shares of Evenflo from Spalding for a purchase price of $3.3 million. Following completion of the Reorganization, the Company's headquarters in Tampa, Florida were closed and its functions transferred to the separate Spalding and Evenflo operations. After giving effect to the Reorganization, Spalding continued to own 42.4% of the common stock of Evenflo. On December 23, 1999, Spalding sold its remaining investment in Evenflo's common stock to the KKR 1996 Fund L.P. for $23.6 million.

    Subsequent to the realignment of the businesses,  the Company elected  Edwin
L. Artzt (former Chairman and Chief Executive Officer of Procter & Gamble Company) in October 1998 as Chairman of the Board of Directors and hired James
R. Craigie (formerly an Executive Vice President of Kraft, Inc.) in December 1998 as President and Chief Executive Officer. Under this new leadership, the management of the Company has formulated new brand strategies for its key product lines and repositioned its businesses to improve earnings and cash flow and grow market share. In concert with its new brand strategy, the Company repositioned its golf ball line under the brand names STRATA(R) and TOP-FLITE(R) (TOP-FLITE XL(R) and XL 2000(R)) and realigned the golf club brands of BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) to more clearly define their target audience.

    On January 19, 1999 the Company filed Form 8-K electing to change its year end from September 30 to December 31. The financial statements in this Form 10-K include the consolidated balance sheet as of December 31, 2000 and 1999 and the statements of operations, statement of consolidated cash flows, and statements of consolidated shareholders' equity (deficiency) for the years ended December 31, 2000 and 1999, the period from October 1, 1998 through December 31, 1998 (the "Transition Period"), and for the fiscal year ended September 30, 1998.

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

    With net sales of $408.9 million in 2000, and $431.2 million in 1999, Spalding is a leader in the $2.7 billion U.S. wholesale golf industry and in the $60 billion U.S. wholesale sporting goods industry, with some of the most widely recognized branded consumer product names such as SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R). Spalding's brand names are currentLY Featured on over 2,000 products with an emphasis on two primary categories: (i) golf products and (ii) sporting goods products. Spalding also licenses the brand names on an assortment of athletic products, including apparel and footwear. To broaden Spalding's line of golf products, in July 1996 the Company acquired Etonic's line of golf accessories and in November 1997 the Company acquired the Ben Hogan line of golf clubs and accessories. Golf products include golf balls sold under the STRATA(R), TOP-FLITE(R) and MOLITOR(R) brand names; golf clubs sold under the BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) brand names; golf shoes sold under the ETONIC(R) brand name and accessories sold under the STRATA(R), BEN HOGAN(R), TOP-FLITE(R) and ETONIC(R) brand names. Sporting goods products (other than golf) and licensed products are sold primarily under the SPALDING(R) and DUDLEY(R) brand names.

    For information on sales by industry segment, see Note G of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

    GOLF PRODUCTS

    GENERAL. Golf products are Spalding's largest product category generating worldwide net sales of $342 million in 2000, $334 million in 1999, $30 million in the Transition Period, and $407 million in fiscal 1998, or approximately 84%, 77%, 53% and 76% of Spalding's total worldwide net sales, in these respective periods. Spalding is one of the largest manufacturers of golf equipment, primarily under its TOP-FLITE(R), STRATA(R), BEN HOGAN(R) and ETONIC(R) brand names, as well as an industry leader in introducing innovative new golf products. Spalding offers a comprehensive array of golf clubs, golf shoes and other golf accessories. Spalding's golf products are endorsed by leading golf professionals including Lee Trevino, Justin Leonard, Jim Furyk, Hal Sutton and Kelli Kuehne.

    GOLF BALLS. The worldwide market for golf ball sales was $1.2 billion in 1999. Spalding's worldwide net sales of golf balls totaled $243 million in 2000, $235 million in 1999, $22 million in the Transition Period and $218 million in fiscal 1998. Spalding currently markets its line of golf balls under numerous names including STRATA(R), TOP-FLITE(R) and MOLITOR(R). Spalding believes that its family of TOP-FLITE(R) golf balls has sold more golf balls than any other family of golf balls in the world. Spalding focuses itS marketing efforts on pro shops, off-course golf specialty shops, sporting goods stores and other retail outlets where the STRATA(R), TOP-FLITE(R) and MOLITOR(R) names are widely recognized.

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

    GOLF CLUBS. In 1999, the worldwide wholesale sales of golf clubs was estimated at $3 billion. Spalding's worldwide net sales of golf clubs generated $49 million in 2000, $51 million in 1999, $2 million in the Transition Period and $112 million in fiscal 1998. Spalding's strategy is to design golf clubs for men, women and seniors of all ability levels. BEN HOGAN(R) branded clubs are premium forgings which are played on the professional tours and by the world's most discriminating golfers. During the fourth quarter of 1999, the BEN HOGAN(R) line successfully introduced the APEX PLUS(R) irons. These clubs combine forged craftsmanship with perimeter weighting and are designed for game improvement for the better than average golfer. In February 2001, the company added APEX EDGE(TM) irons to the line, the most forgiving BEN HOGAN(R) forged irons yet, designed to help the majority of golfers with mid-to-high handicaps. The BEN HOGAN(R) line of irons are sold primarily in pro-shops and off-course golf specialty stores. TOP-FLITE(R) clubs are premium metal castings that utilize design features such as perimeter weighting and graphite shafts. TOP-FLITE(R) branded clubs are played on the professional tours and are primarily sold in the better pro shops, off-course shops and sporting goods stores. During the fourth quarter of 2000, the Company launched a new line of TOP-FLITE(R) irons under the name XL 2000(TM).

    GOLF SHOES AND ACCESSORIES. In 1999, the worldwide wholesale market for golf shoes and accessories was approximately $1 billion. In the golf shoe and accessories category, Spalding generated net sales of $50 million in 2000, $48 million in 1999, $6 million in the Transition Period and $78 million in fiscal 1998. Spalding is a leading designer and marketer of professional grade spikeless golf shoes and premium golf gloves under the ETONIC(R) brand. ETONIC(R) golf shoes and gloves are marketed under several brand names including the DIFFERENCE(R) and DIFFERENCE 2000(TM), both of which are premium grade products used by touring professionals. Premium golf accessories, including golf bags, hats, club covers, tees, towels, and sports luggage are sold under the STRATA(R), BEN HOGAN(R), TOP-FLITE(R) and ETONIC(R) brand names.

SPORTING GOODS PRODUCTS

    GENERAL. The sporting goods products segment includes basketballs, volleyballs, footballs, soccer balls, softballs and other sports products. Spalding's sporting goods products (other than golf) accounted for $68 million of net sales in 2000, $97 million in 1999, $27 million in the Transition Period and $130 million in fiscal 1998.

    BASKETBALLS. Spalding produced the first basketball in 1894 and is the worldwide market share leader in the estimated $150 million (1999) U.S. market for basketballs and basketball accessories. Net sales were $37 million in 2000, $46 million in 1999, $13 million in the Transition Period and $58 million in fiscal 1998. Spalding is the exclusive official basketball of the NBA and WNBA and has used these endorsements, as well as the endorsement of other leagues and professional players, to gain U.S. and worldwide market share in this product category. Spalding's NBA license extends through July 2001, while its WNBA license extends through September 2002. Spalding and the NBA are completing negotiations for an extension. Management believes that Spalding and the NBA have agreed on all the material terms and conditions, and that Spalding and the NBA will sign an extension incorporating those terms and conditions in the near term. There can be no assurance, however, that such extension will be signed. Internationally, the Spalding basketball is the official basketball of professional leagues and national teams in more than 25 basketball markets.

    In the first quarter of 2001, Spalding launched its latest innovation, the INFUSION(TM) basketball which has a built in pump mechanism to ensure proper inflation at all times. Spalding continues to develop its leadership in the basketball market through innovative product designs.

    OTHER SPORTS PRODUCTS. Spalding markets a number of other sporting goods and sports related products serving softball, volleyball, soccer, football, and other sports activities. Spalding's worldwide net sales of such items totaled $30 million in 2000, $51 million in 1999, $14 million in the Transition Period and $72 million in fiscal 1998. No single sporting good product accounted for more than 10% of the Company's total revenues in 2000. Spalding's DUDLEY(R) brand is the leading supplier of softballs in the world. Spalding is also a leading provider of volleyballs in the U.S. and has the endorsement of the NCAA.

    LICENSING. Spalding is one of the leading general sports brand licensors with approximately 69 licensees and sub-licensees worldwide. In exchange for royalty fees, Spalding grants licensees the exclusive right to use specified Spalding trademarks in product categories and geographical areas where Spalding does not enjoy competitive advantages as a manufacturer of sporting goods or related products. The SPALDING(R), TOP-FLITE(R), ETONIC(R) and BEN HOGAN(R) brand names are licensed in over 100 product categories. Worldwide sales of licensed Spalding products totaled approximately $267 million in 2000 and $271 million in 1999. The loss of any single licensee would not be material to the Company.

    Spalding maintains quality control by inspecting licensed products to maintain compliance with Spalding's quality standards. Spalding believes that selectively licensing its brand names for use on quality products promotes greater consumer awareness of its name and increases its visibility in the marketplace. Spalding expects continued growth and market penetration through licensing of footwear, active apparel and accessories for most sports.

    INTERNATIONAL. Spalding sells or licenses its products in over 95 countries through approximately 100 independent distributors and six wholly-owned foreign subsidiaries in Australia, Canada, Japan, New Zealand, Sweden and the United Kingdom. Spalding's international sales were $104 million in 2000, $101 million in 1999, $15 million in the Transition Period and $128 million in fiscal 1998, due in large part to the popularity of golf and basketball outside the United States.

    SALES, MARKETING AND DISTRIBUTION. In the U.S., Spalding primarily sells its products directly to approximately 20,000 retailers, including pro shops and ranges, off-course golf specialty shops, sporting goods stores and mass merchants. The Company also markets to corporations for special events, the military and warehouse clubs and generates sales from catalogs. Outside of the U.S., Spalding maintains direct sales, marketing and distribution activities in Canada, Australia, United Kingdom, Sweden, and New Zealand. Liaison offices in Japan and Italy assist in the co-ordination of the regional distributors in the Japanese/Southeast Asian markets and European markets, respectively, as well as assist in the development activity in the respective regions. During 2000, 1999, the Transition Period and fiscal 1998, one U.S. customer amounted to 12%, 13%, 24% and 13%, respectively, of net sales. Marketing for Spalding's golf and sporting goods products utilizes the endorsements of professional and amateur leagues and players. Spalding believes that endorsements by professional athletes and affiliations with sports organizations enhance Spalding's image and improve sales of its products. Spalding's golf marketing campaign incorporates all of its golf products and is intended to develop the TOP-FLITE(R), BEN HOGAN(R), STRATA(R) and ETONIC(R) brands as premium products that will enable golfers at all abilities to improve their games.

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

    Spalding utilizes third-party manufacturers, located primarily in China, Thailand, Taiwan and other countries in Southeast Asia, to produce most of its non-golf ball products. Such third-party manufacturers produced products and components representing approximately 40%, and 57% of Spalding's net sales in 2000 and 1999, respectively. No single supplier accounted for products representing more than 10% of Spalding's 2000 or 1999 net sales. Spalding believes it has alternative sources of suppliers for substantially all of the products currently produced by third-party manufacturers.

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

     The principal raw materials used by Spalding in the manufacture of its products include synthetic rubber, ionomers, metals, synthetic leathers, composite materials and other chemical compounds, as well as plastic, paper and cardboard in packaging. While all raw materials are purchased from outside sources, Spalding is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available. Spalding has not experienced, and does not anticipate, any material shortages of sourced products or supplies used in manufacturing. Certain materials used in the production of golf balls are petroleum derivatives and are therefore sensitive to fluctuations in the price of oil.

     TRADEMARKS AND PATENTS. Spalding has proprietary rights to a number of trademarks that are important to its business, including SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), DUDLEY(R) and BEN HOGAN(R). Spalding actively guards against trademark infringement through legal and other measures.

    Spalding's policy is to protect  proprietary  products by  obtaining patents for such products when practicable. At December 31, 2000, Spalding owned 292 patents and had 196 applications pending at the U.S. Patent and Trademark Office. In addition, Spalding also maintains patent protection for certain of its products in other countries. Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

     COMPETITION. The sporting goods industry is highly competitive. Spalding competes primarily on the basis of product features, brand recognition, quality and price. Spalding competes with numerous national and international companies that manufacture and distribute sporting goods and related equipment and sports apparel. Certain of Spalding's competitors offer types of sports equipment not sold by Spalding. Some of Spalding's competitors are larger and have substantially greater financial and other resources. Spalding competes in one or several individual market segments against competitors such as Acushnet Company (a subsidiary of Fortune Brands, Inc., the producer of Titleist, Footjoy and Cobra golf products), Callaway Golf Co., Karsten Manufacturing Corp. (producers of Ping golf products), Nike, Inc., Rawlings Sporting Goods Company, Inc.,
Taylor Made (a subsidiary of Adidas AG) and Wilson Sporting Goods Co. (a subsidiary of Amer Group Ltd.).

RESEARCH AND DEVELOPMENT

    The Spalding research and development department consists of more than 30 scientists, engineers and technicians. Spalding introduced the first dimpled golf ball in the U.S., invented the first two-piece golf ball, and developed and patented the blended Surlyn cut-resistant golf ball cover as well as the multi-layer golf ball. Spalding has also introduced a number of golf club innovations, including one of the first titanium irons in the market. In addition, the popularity of Spalding's patented ZK-Composite(R) materials for basketballs has contributed to the number one market share in that market. Research and development expenditures as a percentage of net sales amounted to 1.4% in 2000 and 1.5% in 1999.

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

    The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at three sites under the federal "Superfund" statute and/or certain analogous state statutes. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for the costs of removal and/or remediation of those hazardous substances disposed on, in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed without regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

EMPLOYEES

    The Company's worldwide workforce consisted of approximately 1,554 employees as of December 31, 2000.

    At the Company's facility in Chicopee, Massachusetts, approximately 574 of the Company's employees are represented under a collective bargaining agreement that expires in August 2001. The Company does not anticipate any difficulty in extending or negotiating this agreement when it expires. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are anticipated.

EVENFLO

     As previously indicated, prior to August 20, 1998, Evenflo was a subsidiary of the Company. On August 20, 1998, Spalding sold 51% of the outstanding shares of Evenflo's common stock to an affiliate (KKR 1996 Fund). From August 20, 1998 through December 23, 1999, Spalding accounted for its remaining investment in Evenflo (42.4% of Evenflo's common stock) as an equity investment. On December 23, 1999, Spalding sold its remaining investment in Evenflo's common stock to KKR 1996 Fund.

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

    On August 20, 1998, Spalding and Evenflo entered into an indemnification agreement (the "Indemnification Agreement") pursuant to which Spalding agreed to indemnify Evenflo for all losses and liabilities of any kind relating to any non-Evenflo related matters, and Evenflo agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Evenflo business. In addition, Spalding agreed to indemnify Evenflo for the expense of product recalls and corrective actions relating to products manufactured by Evenflo prior to August 20, 1998. As of December 31, 2000, Spalding has incurred
$825,000 to date ($6,000 in 2000) in costs related to the Indemnification Agreement. As of August 20, 1998, Evenflo is solely responsible for its product liability exposure with respect to products manufactured by it on and after August 20, 1998.

ITEM 2:  PROPERTIES

    The Company's manufacturing and distribution facilities and U.S. sales operations are generally located on owned or leased premises. The Company conducts a significant portion of its international sales operations on leased premises, which have remaining terms generally ranging from one to ten years.

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

    The following table sets forth information as of December 31, 2000 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                             OWNED/    SQUARE
 LOCATION                          DESCRIPTION               LEASED    FOOTAGE
 --------                -----------------------------       ------    -------
 Chicopee, MA            Manufacturing/Warehousing/Office    Owned     560,500
 Chicopee, MA            Warehousing/Office                  Owned     166,650
 Chicopee, MA            Manufacturing/Warehousing/Office    Owned     110,725
 Fort Worth, TX          Manufacturing/Warehousing/Office    Leased     75,000
 Gloversville, NY        Manufacturing/Warehousing/Office    Owned      65,225
 West Palm Beach, FL     Golf Equipment Test Site            Leased        625
 Woodbridge, Ontario     Manufacturing/Warehousing/Office    Leased     93,649
 Australia               Manufacturing/Warehousing/Office    Owned      59,493
 Australia               Warehousing/Office                  Leased     18,955
 Italy                   Office                              Leased      2,603
 Japan                   Office                              Leased      1,306
 New Zealand             Warehousing/Office                  Leased      9,297
 Sweden                  Warehousing/Office                  Leased     15,424
 Taiwan                  Office                              Leased      3,744
 United Kingdom          Warehousing/Office                  Leased     25,860
 Richmond, ME            Currently not in use                Owned      61,000

Substantially all of the assets of the Company are encumbered by liens securing the Company's senior credit facilities.

ITEM 3:  LEGAL PROCEEDINGS

    From time to time the Company is involved in patent and trademark infringement actions. The Company believes that it is not presently a defendant or plaintiff in any patent and trademark infringement actions, the outcome of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    In addition, the Company is a party to various lawsuits arising in the ordinary course of business. None of these lawsuits are believed to be material with respect to the business assets and continuing operations of the Company.

    Evenflo has recalled certain of its products, in response to consumer complaints and following internal company testing. Product recalls have been primarily in the juvenile car seat and play yard categories. Remedial measures have included increasing notices to consumers on the product itself and design revisions. As part of the Reorganization, the Company retained the liability for recalls of all Evenflo products manufactured prior to August 20, 1998. See
"Certain Relationships and Related Transactions." As of December 31, 2000, Spalding has incurred $825,000 to date ($6,000 in 2000) in costs related to the Indemnification Agreement.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders other than the re-election of the members of the board of directors (through the solicitation of proxies or otherwise) during the year ended December 31, 2000.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is not registered under the Securities Exchange Act of 1934, as amended, and no trading market exists for such common stock. As of March 20, 2001, there were 95 holders of the Company's common stock.

     The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Spalding. The payment of dividends by Spalding to the Company is subjected to certain restrictions under the Company's credit agreements. Any determination to pay cash dividends in the future will be at the discretion of the Company's board of directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's board.

ITEM 6:  SELECTED FINANCIAL DATA

    The following table sets forth certain selected historical consolidated financial data of the Company. The historical consolidated financial statements of the Company for the years ended December 31, 2000 and 1999, the Transition Period and the three fiscal years ended September 30, 1998 have been audited. The historical consolidated financial data for the years ended December 31, 2000 and 1999, the Transition Period and fiscal year ended September 30, 1998 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.




                                                                       OCTOBER 1,
                                                                         1998
                                                   YEARS ENDED         THROUGH
                                                   DECEMBER 31,      DECEMBER 31,        YEARS ENDED SEPTEMBER 30,
                                                2000         1999        1998(4)      1998         1997         1996
                                            ----------   ----------   ---------    ---------    ----------   ---------
                                                                                     (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA(3)(5)

Spalding net sales ......................   $ 408,873    $ 431,172    $  56,774    $ 536,901    $ 553,436    $ 471,338
Evenflo net sales .......................                                            290,791      296,743      237,165
                                            ---------    ---------    ---------    ---------    ---------    ---------
Total net sales .........................     408,873      431,172       56,774      827,692      850,179      708,503
Cost of sales ...........................     200,199      249,729       77,420      557,417      560,179      446,425
                                            ---------    ---------    ---------    ---------    ---------    ---------
Gross profit (loss) .....................     208,674      181,443      (20,646)     270,275      290,000      262,078

Selling, general and administrative
  expenses ..............................     182,961      177,490       61,354      297,800      258,089      222,044
Royalty income, net .....................     (12,804)     (11,373)      (2,039)     (13,509)     (14,109)     (14,339)
Restructuring costs(1) ..................                      812        2,969       21,563       12,001
1994 Management Stock Ownership Plan
  expense ...............................                                                                       20,828
Recapitalization costs ..................                                                                        7,700
                                            ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ...........      38,517       14,514      (82,930)     (35,579)      34,019       25,845
Interest expense, net ...................      60,427       54,970       13,911       78,041       71,326       37,718
Currency (gain) loss, net ...............       3,581         (543)      (2,595)       2,936        1,236          775
Equity in net (earnings) loss of
  Evenflo Company, Inc. .................                      248        3,768       (1,476)
                                            ---------    ---------    ---------    ---------    ---------    ---------
Loss before income taxes
  and extraordinary loss ................     (25,491)     (40,161)     (98,014)    (115,080)     (38,543)     (12,648)
Income taxes (benefit) ..................      (5,485)     (13,100)     (30,193)     (34,218)      (8,503)       9,206
                                            ---------    ---------    ---------    ---------    ---------    ---------
Loss before extraordinary
  loss ..................................     (20,006)     (27,061)     (67,821)     (80,862)     (30,040)     (21,854)
Extraordinary loss on early
extinguishment of debt, net of
income tax benefit of $0, $140, $0,
$3,182, $0, and $3,200,
respectively ............................                      260                     5,909                     5,987
                                            ---------    ---------    ---------    ---------    ---------    ---------
Net loss ................................   $ (20,006)   $ (27,321)   $ (67,821)   $ (86,771)   $ (30,040)   $ (27,841)
                                            =========    =========    =========    =========    =========    =========
Ratio of earnings to fixed
  charges(2) ............................          --           --           --           --           --           --

BALANCE SHEET DATA(3)(5)

Working capital .........................   $  52,782    $  19,440    $  48,965    $ 123,939    $ 127,877    $ 167,360
Total assets ............................     458,790      444,412      476,177      532,636      759,802      689,337
Long-term debt, including
  capital leases (net of current
  portion) and redeemable preferred
  stock .................................     559,528      510,700      524,519      503,074      609,900      775,800
Shareholders' deficiency ................    (245,867)    (226,212)    (211,441)    (140,477)    (172,060)    (350,020)


----------

(1) See Note F of the Notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, extraordinary loss, cumulative effect of accounting changes, and other comprehensive earnings
    (loss) plus "fixed charges" (except that capitalized interest is excluded). "Fixed charges" consist of interest on all indebtedness, whether expensed or capitalized, amortization of deferred financing costs, and one-third of rental expense on operating leases, representing that portion of rental expense deemed by the Company to be attributable to interest. The deficiency of earnings to fixed charges for 2000, 1999, the Transition Period and for fiscal 1998, 1997 and 1996 was approximately $20.0 million, $40.2 million, $98.0 million, $115.1 million, $38.5 million and $12.6 million, respectively.

(3) Certain reclassifications have been made to prior year amounts to conform with current year presentations.

(4) Following fiscal 1998, the Company elected to change its year-end from September 30 to December 31.

(5) Prior to 1999, costs for a majority of the U.S. inventories were determined by the use of the last-in, first out costing method ("LIFO"). Effective January 1, 1999, the Company changed its method of valuing U.S. inventories from LIFO to the first-in, first-out costing method ("FIFO") to more properly reflect the method of product consumption. All previously reported amounts have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As of December 31, 1998, the effect of this change resulted in a $5.1 million decrease in inventory, a $1.8 million increase in deferred tax assets and an overall $3.3 million decrease in equity. The accounting change increased the net loss for the fiscal years ended September 30, 1998 and 1996 by $1.9 million, and $0.2 million, respectively. The effect on the fiscal year ended September 30, 1997 was insignificant.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    NET SALES for 2000 were $408.9 million as compared to $431.2 million for 1999, representing a decrease of $22.3 million, or 5.2%. Sales of discontinued products included in 1999 were $36.7 million. Excluding discontinued products, net sales increased 3.8% for 2000 compared to 1999.

    U.S. Golf net sales increased $3.4 million, or 1.4%, to $252.9 million for 2000 as compared to $249.5 million for 1999. The increase is driven by improved net sales during 2000 of the STRATA(R) and TOP-FLITE(R) XL 2000(R) golf ball lines as compared to 1999. These gains were partially offset by a decrease in net sales of other golf ball products, golf clubs and golf shoes. The decrease in golf club net sales is due to the SPALDING(R) and TOP-FLITE(R) family of clubs as the Company reevaluated its strategy for these products in 2000, partially offset by an increase in net sales of BEN HOGAN(R) clubs due to the Company's successful introduction of the new APEX PLUS(R) irons in the fourth quarter of 1999.

    Net sales of U.S. Sporting Goods decreased to $52.0 million in 2000 as compared to $80.5 million in 1999. The decrease is primarily a result of the Company's SKU rationalization and decision to exit low-margin products, including the athletic shoe portion of the ETONIC(R) brand and to a lesser extent from the decline in the net sales of basketballs.

    International net sales increased 2.7% to $104.0 million in 2000 as compared to $101.2 million in 1999. Although international net sales increased, the increase was negatively impacted by the strength of the U.S. dollar. Excluding the negative impact of foreign currency translation, international net sales increased by 6.0%. This increase was a result of the introduction of BEN HOGAN(R) irons in international markets during 2000.

    GROSS PROFIT improved to $208.7 million for 2000 as compared to $181.4 million in 1999, an increase of $27.3 million, or 15.0%. Gross margin (gross profit as a % of sales) increased 8.9 percentage points to 51.0% for 2000 as compared to 42.1% for 1999. Improvements in gross profit and gross margin are due to a shift in product mix towards higher-end golf products namely, BEN HOGAN(R), STRATA(R) and TOP-FLITE(R). In addition, improvements have been generated by efficiencies and cost savings achieved in manufacturInG operations. During 1999, the Company recorded an inventory write-down totaling $8.7 million. Excluding the unfavorable impact of the inventory write-down in 1999, gross profit and gross margin improved in 2000 by 9.7% and 7.0 percentage points, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES increased to $183.0 million for 2000 as compared to $177.5 million for 1999. The increase is principally due to higher advertising and promotion spending to drive sales across all distribution channels.

    ROYALTY INCOME increased $1.4 million to $12.8 million in 2000 as compared to $11.4 million in 1999. The increase was principally due to higher footwear royalties in the U.S. and increased license fees from other athletic products.

    RESTRUCTURING AND OTHER UNUSUAL COSTS. The restructuring costs incurred in 1999 of $0.8 million were a result of the elimination of positions at the Company's corporate office in Chicopee, Massachusetts and costs for the consolidation of facilities.

    INTEREST EXPENSE increased $5.4 million to $60.4 million in 2000 from $55.0 million for 1999, an increase of 9.8%. The increase is principally due to an increased average borrowing rate on domestic debt of 10.5% from 9.7%, a 0.8% increase. Additionally, the Company realized a net benefit of approximately $0.8 million from an interest rate cap in 1999 versus a net cost of approximately $0.2 million in 2000, a $1.0 million difference. The Company's average debt balance for 2000 was $548.6 million compared to $548.0 million during 1999.

    NET CURRENCY LOSSES increased to $3.6 million in 2000 from a gain of $0.5 million in 1999. The losses in 2000 were a result of the strengthening of the U.S. dollar relative to the foreign currencies in which the Company generates revenue.

     EVENFLO. During 1999, Spalding incurred a loss of $0.2 million from its 42.4% investment in the common stock of Evenflo Company, Inc. On December 23, 1999, the KKR 1996 Fund ("KKR 1996 Fund"), a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. purchased Spalding's remaining 42.4% investment in the common stock of Evenflo. The net proceeds from this transaction of $23.0 million were used to repay term loans under the Company's senior credit facilities.

    INCOME TAXES were a benefit of $5.5 million in 2000 as compared to a benefit of $13.1 million in 1999. The decrease in the tax benefit totaling $7.6 million is a result of a decrease in the Company's loss before income taxes in 2000 as compared to 1999. In addition, during 2000, the effective tax rate of 22% varied from the U.S. federal statutory rate of 35% due to actual non-U.S. witholding taxes paid and inability to assure a tax benefit on losses from non-U.S. operations.

    YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("PRO FORMA 1998").

    BASIS OF PRESENTATION. On August 20, 1998, the Company separated its two businesses, Spalding and Evenflo, into two stand-alone companies (Spalding retained a 42.4% ownership in Evenflo). From August 20, 1998 through December 23, 1999, the Company accounted for its remaining investment in Evenflo as an equity investment. On December 23, 1999, the Company sold its remaining investment in Evenflo's common stock to the KKR 1996 Fund. In addition, effective October 1, 1998, the Company changed its year-end from September 30 to December 31. For improved comparability, the Company has provided below, summary pro forma results of operations for the year ended December 31, 1998 giving impact to the elimination of Evenflo from the historical information as if the Reorganization had occurred on January 1, 1998. The management's discussion and analysis provides analysis comparing results for the year ended December 31, 1999 to the pro forma year ended December 31, 1998.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

               FOR THE YEAR ENDED DECEMBER 31, 1999 AND PRO FORMA

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                            YEARS ENDED
                                                            -----------
                                                                     PRO FORMA
                                                     DECEMBER 31,   DECEMBER 31,
                                                         1999           1998
                                                    ------------    -----------

 NET SALES.........................................   $431,172       $501,120
   Cost of sales...................................    249,729        344,706
                                                       -------        -------
 GROSS PROFIT......................................    181,443        156,414
   Selling, general and administrative expenses....    177,490        250,584
   Royalty income, net.............................    (11,373)       (11,225)
   Restructuring and other unusual costs...........        812         22,737
                                                       -------        -------
 INCOME (LOSS) FROM OPERATIONS.....................     14,514       (105,682)
   Interest expense, net...........................     54,970         66,441
   Currency gain, net..............................       (543)        (1,225)
   Equity in net loss of Evenflo Company, Inc......        248          2,292
                                                       -------        -------
 LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS...    (40,161)      (173,190)
   Income tax   benefit............................    (13,100)       (54,415)
                                                       -------        -------
 LOSS BEFORE EXTRAORDINARY LOSS....................    (27,061)      (118,775)
   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
      DEBT, NET OF INCOME TAX BENEFIT..............        260          4,609
                                                       -------        -------
 NET LOSS..........................................   $(27,321)     $(123,384)
                                                     ==========     ==========


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

    As a result of the new brand strategy, the Company launched the new TOP-FLITE(R) XL 2000(R) golf ball line that became the number one new golf ball line of the year with sales more than double the combined results from new golf ball products from Nike, Cobra and Taylor-Made. In addition, the STRATA(R) brand was successfully relaunched and sales increased by 76% over 1998. In 1999, the Company also introduced the APEX PLUS(R) line of BEN HOGAN(R) irons. These forged clubs are designed for game improvement for the better and average golfer.

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

    During October 1999, the Company substantially completed the implementation of a fully-integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that will meet the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and were in use throughout 2000. During 2000, the Company concluded that those aspects of the system which had been deactivated during the fourth quarter of 1999 would not be reactivated. While the Company's current computer systems environment adequately supports its basic business needs, selected system upgrades are planned during 2001.

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

    NET LOSS was $27.3 million for 1999 compared to $123.4 million for Pro Forma 1998. The $96.1 million improvement was a result of a $120.2 million increase in earning from operations (driven by improvement in gross profit and gross margins, decreases in SG&A and lower restructuring costs), plus a decrease in interest expense of $11.4 million, a decrease of $2 million in the loss associated with the Company's remaining investment in Evenflo and a $4.6 million extraordinary loss incurred in 1998 for the early extinguishment of debt (net of taxes) as compared to $0.3 million for 1999. These gains were partially offset by $41.3 million of lower income tax benefits.

    PERIOD OF OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998 ("TRANSITION PERIOD") COMPARED TO OCTOBER 1, 1997 THROUGH DECEMBER 31, 1997 ("1997 PERIOD")

     KEY EVENTS DURING THE TRANSITION PERIOD. During October 1998 of the Transition Period, Edwin L. Artzt (former Chairman and Chief Executive Officer of Proctor & Gamble Company) was named Chairman of the Company which subsequently hired James R. Craigie (former Executive Vice President of Kraft, Inc.) as President and Chief Executive Officer in December 1998. Under this new leadership, the management of the Company formulated revised brand strategies for its key product lines to reposition the businesses to improve earnings and cash flow and grow market share.

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

    To implement the new brand strategy, the Company made the strategic decision to clear the market of certain products by (i) incurring the cost of repositioning TOP-FLITE(R) golf clubs to reflect pricing pressures and continued softness in the club market (including price adjustments and acceptance of higher than normal returns rates), (ii) eliminating discontinued golf and sporting goods products through close-out sales, write-downs and write-offs and
(iii) reducing SKU's in all product categories. As a result of these actions during the Transition Period, the Company incurred price adjustments of $10.6 million, made inventory write-downs or write-offs totaling $20.6 million and accepted returns of $11.2 million. Restructuring costs of $3.0 million during the Transition Period are comprised primarily of closing expenses for international affiliates in central Europe and severance expense. In addition, the Company sold closed-out merchandise of $22.2 million (at negative margins).

     To achieve these objectives, golf balls were separately positioned and re-launched under the STRATA(R) and TOP-FLITE(R) XL 2000(R) brands. New golf ball products were introduced under the STRATA(R) and TOP- FLITE(R) XL 2000(R) brands that focus on key attributes that a golfer may want to improve in their game. The new products include STRATA(R) TOUR PROFESSIONAL(TM), STRATA(R) ML BALATA(TM), STRATA(R) DISTANCE(TM), TOP-FLITE(R) XL 2000(R) EXCEPTIONAL SPIN, TOP-FLITE(R) XL 2000(R) SUPER TITANIUM, TOP-FLITE(R) XL 2000(R) EXTRA LONG, AND TOP-FLITE(R) XL 2000(R) MAGNA EXTRA CONTROL(TM). The STRATA(R) family of products will continue to be manufactured under the Company's patented three-piece technology. TOP-FLITE(R) XL 2000(R) products provide golfers the ability to increase distance, accuracy, or control. All of the new TOP-FLITE(R) XL 2000(R) products are manufactured with tungsten in the core for softness and feel and titanium in the cover for enhanced distance. Traditional TOP-FLITE XL(R) products, already considered by the Company to be the largest selling family of golf balls, will continue to be sold in key channels of distribution.

    The Company's golf club brands were aligned under the BEN HOGAN(R), TOP-FLITE(R) and SPALDING(R) trademarks to more clearly define their target audiences. ETONIC(R) golf shoes and gloves as well as SPALDING(R) basketball and the other sporting goods products also underwent a similar SKU rationalization and brand repositioning which will emphasize quality and image versus price.

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

    RESTRUCTURING COSTS. In the Transition Period, the Company had $3.0 million of restructuring costs comprised primarily of (i) severance and related expenses totaling $2.3 million, (ii) expenses related to closing the international operations in France, Spain, Italy and Germany totaling $0.4 million and (iii) foreign exchange losses totaling $0.3 million.

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

    In 2000, operating activities used $27.4 million of net cash as compared to $0.1 million in 1999. The increase in cash used for operations was primarily due to an increase in inventory as the Company launched or prepared to launch several new products in late 2000 or early 2001. These products include the STRATA(R) TOUR ULTIMATE(TM) golf balls, BEN HOGAN(R) APEX EDGE(TM) irons, TOP-FLITE(R) XL 2000(TM) irons, the SPALDING(R) INFUSION(TM) (a new basketball with a built-in pump), and an entire line of SPALDING(R) XFL footballs to support Spalding's position as the official ball of the XFL football league. The increase in cash used from operations was also a result of a decrease in accrued expenses as a result of the payment of restructuring accruals established in previous years and the timing of advertising expenditures.

    In 1999, operating activities used $0.1 million of net cash compared to usage for Pro Forma 1998 of $83.3 million. The improvement in cash flow from operations was generated primarily based on the decrease in the Company's net loss from $123.4 million to $27.3 million. Other factors affecting cash flow include lower inventory balances which were driven by improved inventory management.

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

     Capital expenditures in 2000 were $5.3 million (including an asset purchased under a capital lease). This amount was net of refunds associated with the decision to abandon the fully integrated computer system implemented in late 1999. Capital expenditures for 2000 were primarily for golf ball production expansion and the current upgrade of the computer systems that the Company is presently using. Capital expenditures for 1999 totaled $16.3 million. This amount was funded by borrowings under the Company's credit facilities and existing cash balances. Capital expenditures for 1999 were primarily costs incurred for the implementation of the new computer system for domestic operations totaling $11.4 million, as well as expenditures for machinery and equipment and capital costs related to the consolidation of facilities. Capital expenditures for the Transition Period were $3.5 million. Capital expenditures were used primarily for golf ball plant expansion. Capital expenditures for Fiscal 1998 were $26.6 million and were used primarily for new product introductions and new distribution facilities. During 2001, the Company expects to spend approximately $14.0 million in capital related expenditures primarily for the expansion of golf ball production and systems upgrades.

     LIQUIDITY AND FINANCING. The Company's principal sources of liquidity will come from cash flow generated from operations, borrowings under the Company's $265 million revolving credit facilities and by non-U.S. subsidiaries (the majority of which non-U.S. borrowings are guaranteed by the Company). The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At December 31, 2000, the Company had an available borrowing capacity of $1.9 million (net of $43.0 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in calendar 2001.

     On August 20, 1998, the Company effectively completed the separation of Spalding and Evenflo into two stand-alone companies. The Company initiated the Reorganization by contributing the Spalding investments in the common stock of the Company's Evenflo subsidiaries to Evenflo Company, Inc. and simultaneously received cumulative preferred stock of Evenflo Company, Inc. (the "Evenflo Preferred Stock") with an aggregate liquidation preference of $40.0 million and a cumulative dividend rate of 14%. As a result of these transactions, Evenflo Company, Inc. became the parent company of the other subsidiaries and divisions of subsidiaries included in the Evenflo segment of the Company. The realignment of the Company's two businesses was accounted for as a reorganization of these companies under common control in a manner similar to a pooling of interests.

    To complete the Reorganization on August 20, 1998, KKR 1996 Fund, acquired from the Company 51% (5,100,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $25.5 million and the Evenflo Preferred Stock (400,000 shares) for a purchase price of $40.0 million. Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), acquired from the Company 6.6% (660,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $3.3 million. Strata Associates LLP and KKR Partners II, L.P., affiliates of KKR 1996 Fund, KKR 1996 Fund and Abarco are currently shareholders of the Company. After these sales of common stock, the Company retained ownership of 42.4% (4,240,000 shares) of the outstanding shares of common stock of Evenflo Company, Inc. Also on August 20, 1998 Evenflo (i) issued and sold $110.0 million aggregate principal amount of 11 3/4% senior notes due 2006 in a private offering, and (ii) entered intO a $100.0 million revolving credit facility with a syndicate of banks and other financial institutions and borrowed $10.0 million under such credit facility. Evenflo Company, Inc. paid the net proceeds of these two financing transactions, $110.0 million, to the Company as a partial payment of intercompany indebtedness. The remainder of the intercompany indebtedness due to the Company by Evenflo Company, Inc. was treated as a contribution of capital by the Company to Evenflo Company, Inc.

     During 1999, Spalding sold its remaining investment in Evenflo (representing 42.4% of Evenflo's common stock) for $23.6 million. Based on the terms of the Company's credit facility, the net proceeds of $23.0 were used to pay down portions of its term loans.

    On January 24, 2001, the Company received approval of the amendments to its senior credit facility from a majority of the senior credit facility lenders. The amendments provide for an additional $35.0 million of funding and modified certain covenant compliance measurements. The covenant changes are effective as of December 31, 2000, and the additional borrowing capacity became available on January 25, 2001. An affiliate of KKR acquired a participation in such additional committments made available under the senior credit facility.

    Since the time of the amendment, the Company's seasonal need for cash flow has utilized much of the total credit availability, including the additional availability obtained in January. The Company has invested significant funds to purchase inventory in anticipation of demand during the spring and summer. Additionally, significant investments in marketing have been made to support several new product launches, including:

|X| the SPALDING(R) INFUSION(TM) basketball (featuring a built-in pump), |X| BEN HOGAN(R) APEX EDGE(TM) golf clubs (designed for the mid-to-higher handicap golfer),
|X| the STRATA(R) TOUR ULTIMATE(TM) golf ball (with a unique tungsten energy core for professional spin and distance),
|X| TOP-FLITE(R) XL 2000(TM) irons (featuring titan steel and a larger sweet spot), and
|X|  SPALDING(R) XFL footballs.

    As with the introduction of most new consumer products, the initial investments required in marketing support and inventory purchases have come before significant revenues from the sales of such products can be realized, and this has placed a significant drain on the Company's financial resources.

    The Company has implemented several measures to conserve its cash flow and meet its payment obligations. As a result, of these actions, the Company had an available borrowing capacity of $22.9 million (net of $48.9 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations through 2001. There can be no assurance, however, that these measures will be successful to the extent necessary for the Company to remain current on its obligations or that the Company will remain in compliance with the covenants in its credit facility.

     The Company's ability to fund its operations, capital expenditures, and debt service, or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flow and capital resources will be sufficient to fund its operations, capital expenditures, or its debt service obligations. In the absence of improved operating results, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and capital expenditures and to meet its debt service and other obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therefrom. Although the Company's operating performance has improved over the prior period, the financial covenants included in its amended senior credit facility require significant additional improvements in operating performance in order to remain in compliance with the covenants throughout 2001 and beyond. There can be no assurance that the Company will achieve improvements in operating performance sufficient to satisfy these covenants.

    The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P., may from time to time, depending on market conditions , purchase senior subordinated notes previously issued by the Company in the open market or by other means.

    EBITDA represents earnings before interest, taxes, depreciation and amortization, and excludes extraordinary items. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth the calculation of the Company's EBITDA for the years ended December 31, 2000 and 1999.

                                          DECEMBER 31,       DECEMBER 31,
                                              2000              1999
                                          -----------        ----------
                                                 (IN THOUSANDS)

               Net loss...............   $ (20,006)         $ (27,321)
               Interest expense.......      60,427             54,970
               Income tax benefit           (5,485)           (13,100)
               Depreciation...........      12,580              9,258
               Amortization...........       4,512              4,521
               Extraordinary loss.....                            260
                                        ----------          ---------
               EBITDA.................   $  52,028          $  28,588
                                        ==========          =========

    CURRENCY HEDGING. In 2000, 1999, the Transition Period and in Fiscal 1998, approximately 18.8%, 18.2%, 20.4% and 17.1%, respectively, of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company, in its discretion, uses forward exchange contracts to hedge up to one year transaction exposures from U.S. dollar purchases made by its non-U.S. operations. As of December 31, 2000, there were no outstanding forward exchange contracts.

    INFLATION. Inflation has not been material to the Company's operations within the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company is required to and has adopted this standard, amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

    As of December 31, 2000, the Company had no outstanding foreign exchange forward contracts outstanding. As of December 31, 1999, the Company had outstanding the following purchased foreign exchange forward contracts (in thousands of U.S. dollars):

                                                        WEIGHTED
                                           CONTRACT      AVERAGE     UNREALIZED
                                            AMOUNT    CONTRACT RATE  GAIN (LOSS)
                                            ------    -------------  -----------
     Foreign Currency Forward Contracts:
       Canadian dollar................     $ 9,825        .683        $ (143)
       British pound..................         162       1.624             1
                                           -------                    ------
     Total............................     $ 9,987                    $ (142)
                                           =======                    ======


DISCLOSURE ABOUT INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Note H to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rates on the Company's variable-rate debt would have increased or decreased interest expense for the year ended December 31, 2000 by approximately $3.4 million.

    In order to manage the impact of fluctuating rates on its variable rate debt, in November of 1999 the Company fixed $293.2 million of its variable rate debt in accordance with the terms of its credit agreements until May 2000 at a weighted-average rate of 6.0%. In January 2000 the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commenced in May 2000. The cap had a strike rate of 6.34% and expired on July 26, 2000. In addition, in July 2000, the Company entered into an interest rate cap agreement on $300.0 million of its variable rate debt that commenced in October 2000. The cap had a strike rate of 6.85% and expired on January 26, 2001.

FORWARD-LOOKING STATEMENTS

    Certain statements made in this Management's Discussion and Analysis of the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology, includes but is not limited to words such as "may", "intend", "will", "expect", "anticipate", "plan", "the Company believes", "management believes", "estimate", "continue", or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

     Forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other important factors that could cause actual results, performance or achievements of the Company or any of its subsidiaries , or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Accordingly, the Company hereby identifies the following important factors as some of the factors that could cause the Company's financial results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (a) heightened competition, including specifically the intensification of price competition and the development and introduction of new products, such as new lines of golf balls by competitors; (b) higher selling, general and administrative expenses, including advertising and promotion; (c) inability to maintain relationships with, or to attract new, athletes as endorsers of Spalding's products; (d) significant indebtedness, which may hinder the Company's ability to implement its financial and operating plans; (e) inability of Spalding to continue to reduce its current cost structure; (f) need to continue introduction of products that represent an improvement over existing products, or which are more successful than competitors' innovations; (g) failure to obtain new customers or retain existing customers or the effects of inventory reductions by key accounts; (h) inability to maintain and increase shelf space for our products at key accounts; (i) inability to carry out domestic and foreign marketing and sales plans; (j) increased manufacturing costs, including inability or reduced ability to have products manufactured overseas and the cost of raw materials; (k) loss of the services of one or more key personnel; (l) changes in operating strategy or development plans; (m) any protracted labor relations dispute; (n) changes in Spalding's capital expenditure plan; (o) general domestic and foreign economic downturns; (p) seasonality of product lines; (q) changes in or failure to comply with government regulations; (r) increase in interest rates, affecting the Company's variable rate debt and (s) an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

    The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Spalding prior to this filing. All subsequent written and oral forward-looking statements attributable to Spalding or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Report............................................    25

Statements of Consolidated  Operations for the years ended
December 31, 2000 and 1999, the Transition Period October 1,
1998 through December 31, 1998 and for the fiscal year ended
September 30, 1998......................................................    26

Consolidated Balance Sheets as of December 31, 2000 and 1999............    27

Statements of Consolidated  Cash Flows for the years ended
December 31, 2000 and 1999, the Transition Period October 1,
1998 through December 31, 1998 and for the fiscal year ended
September 30, 1998......................................................    28

Statements of Consolidated Shareholders' Equity (Deficiency)
for the years ended December 31, 2000 and 1999, the Transition
Period October 1, 1998 through December 31, 1998 and for the
fiscal year ended September 30, 1998 ...................................    29

Notes to the Consolidated Financial Statements..........................    30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

    We have audited the accompanying consolidated balance sheets of Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the years ended December 31, 2000 and 1999, for the transition period October 1, 1998 through December 31, 1998 and for the fiscal year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spalding Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, for the transition period October 1, 1998 through December 31, 1998 and for the fiscal year ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 30, 2001

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,

       THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998 AND

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                                  YEARS                OCTOBER 1,      YEAR
                                                                  ENDED                 THROUGH       ENDED
                                                               DECEMBER 31,           DECEMBER 31,  SEPTEMBER 30,
                                                            2000           1999           1998          1998
                                                       -------------  -------------  -------------  ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net sales.........................................      $  408,873      $ 431,172       $ 56,774      $ 827,692
  Cost of sales...................................         200,199        249,729         77,420        557,417
                                                        ----------      ---------       --------      ---------
Gross profit (loss)...............................         208,674        181,443        (20,646)       270,275
  Selling, general and administrative
     expenses.....................................         182,961        177,490         61,354        297,800
  Royalty income, net.............................         (12,804)       (11,373)        (2,039)       (13,509)
  Restructuring and other unusual
     costs........................................                            812          2,969         21,563
                                                       -----------      ---------       --------       ---------
Income (loss) from operations.....................          38,517         14,514        (82,930)       (35,579)
  Interest expense, net...........................          60,427         54,970         13,911         78,041
  Currency (gain) loss, net.......................           3,581           (543)        (2,595)         2,936
  Equity in net (earnings) loss of
     Evenflo Company, Inc.........................                            248          3,768         (1,476)
                                                       -----------      ---------       --------       ---------

Loss before income taxes and
  extraordinary loss..............................         (25,491)       (40,161)       (98,014)      (115,080)
  Income tax benefit..............................          (5,485)       (13,100)       (30,193)       (34,218)
                                                       -----------      ---------       --------       ---------
Loss before extraordinary
  loss............................................         (20,006)       (27,061)       (67,821)       (80,862)
  Extraordinary loss on early
     extinguishment of debt, net of
     income tax benefit of  $140 in 1999
     and $3,182 in fiscal 1998....................                            260                         5,909
                                                       -----------     ----------       ---------      ---------

Net loss..........................................     $  (20,006)     $ (27,321)       $(67,821)     $ (86,771)
                                                       ===========     ==========       =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                      DECEMBER 31,  DECEMBER 31,
                                                         2000          1999
                                                      -----------   -----------
                                                   (DOLLAR AMOUNTS IN THOUSANDS,
                                                       EXCEPT SHARE AMOUNTS)
ASSETS

CURRENT ASSETS

Cash...................................................$  17,391      $   2,931
Receivables, less allowance of $998 and $2,050,
 respectively..........................................   85,312         95,829
Inventories............................................   64,850         49,012
Deferred income taxes..................................    8,369         12,218
Prepaid expenses.......................................    4,457          1,555
                                                       ---------      ---------
          Total current assets.........................  180,379        161,545
Property, plant and equipment, net.....................   51,404         58,734
Intangible assets, net.................................  103,623        108,135
Deferred income taxes..................................  110,114         99,877
Deferred financing costs...............................   12,556         15,721
Other..................................................      714            400
                                                       ---------      ---------


          Total assets.................................$ 458,790      $ 444,412
                                                       ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Non-U.S. bank loans....................................$   5,498      $   4,081
Short-term debt........................................      -            3,341
Accounts payable.......................................   75,064         74,098
Accrued expenses.......................................   46,810         60,270
Income taxes...........................................      225            315
                                                       ---------      ---------
          Total current liabilities....................  127,597        142,105
Long-term debt.........................................  558,977        510,700
Pension benefits.......................................    9,271          9,787
Postretirement benefits................................    8,104          7,940
Other..................................................      708             92
                                                       ---------      ---------
          Total liabilities............................  704,657        670,624
COMMITMENTS AND CONTINGENCIES (NOTES K, L, M AND N)
Shareholders' equity (deficiency)
Preferred stock, $.01 par value, 50,000,000
  shares authorized; 1,000,000 outstanding
  (liquidation value $139.4 million and
  $120.9 million, respectively)........................  100,000        100,000
Common stock, $.01 par value, 150,000,000
  shares authorized 98,901,747 issued in 2000;
  98,058,948 issued in 1999............................      989            981
Additional paid-in capital.............................  466,417        466,088
Accumulated deficit.................................... (808,685)      (788,679)
Treasury stock, 27,441 shares in 2000 and 1999,
 at cost...............................................     (128)          (128)
Loans for stock........................................     (521)          (644)
Deferred compensation..................................     (150)          (200)
Accumulated other comprehensive earnings
  (loss)-- currency translation adjustments............   (3,789)        (3,630)
                                                       ---------      ---------
     Total shareholders' equity (deficiency)........... (245,867)      (226,212)
                                                       ---------      ---------
     Total liabilities and shareholders' equity
       (deficiency)....................................$ 458,790      $ 444,412
                                                       =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,

      THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998, AND

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                                             YEARS               OCTOBER 1,      YEAR
                                                                             ENDED                THROUGH        ENDED
                                                                           DECEMBER 31,         DECEMBER 31,  SEPTEMBER 30
                                                                        2000          1999          1998          1998
                                                                   ------------- ------------- ------------- -------------
                                                                               (DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................        $  (20,006)   $ (27,321)    $ (67,821)    $  (86,771)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Write-down of inventories.................................                          8,662        20,570
  Non-cash expenses and amortization of deferred
    compensation............................................               187          250
  Depreciation..............................................            12,580        9,258         2,183         20,471
  Equity in (earnings) loss of Evenflo Company, Inc.........                            248         3,768         (1,476)
  Intangibles amortization..................................             4,512        4,521         1,086          5,776
  Bad debt expense..........................................             2,814        2,669           880         12,591
  Deferred income taxes.....................................            (6,388)     (14,665)      (30,430)       (35,782)
  Deferred financing cost amortization......................             3,165        3,273           818          5,206
  Write-off of fixed assets.................................                                        1,591
  Extraordinary loss on early extinguishment of debt........                            400                        9,091
  Other.....................................................              (473)        (786)          498          3,722
Changes in assets and liabilities:
  Receivables...............................................             7,703      (12,302)       48,448         16,534
  Inventories...............................................           (15,838)      31,492         3,970        (20,960)
  Prepaids..................................................            (2,902)        (663)          834          3,467
  Current liabilities, excluding bank loans.................           (12,384)      (6,709)       (6,024)       (27,071)
  Long term liabilities.....................................              (352)       1,617          (719)        (1,042)
                                                                    ----------    ---------     ---------     ----------
    Net cash used in operating activities...................           (27,382)         (56)      (20,348)       (96,244)
                                                                    ----------    ---------     ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of refunds .......................            (4,521)     (16,332)       (3,543)       (26,649)
Acquisition of Hogan........................................                                                      (1,641)
Sale of Evenflo and settlement of intercompany balances:
  Sale of Evenflo Common Stock..............................                         23,600                       28,800
  Sale of Evenflo Preferred Stock...........................                                                      40,000
  Repayment of intercompany debt by Evenflo.................                                                     110,000
  Effect of cash on sale of Evenflo.........................                                                      (6,739)
                                                                    ----------    ---------     ---------     ----------
    Net cash flows provided by (used in) investing activities           (4,521)       7,268        (3,543)       143,771
                                                                    ----------    ---------     ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under credit agreement............................                        (23,000)                    (228,800)
Net borrowings under revolving credit loan..................            48,277       12,521        21,445         94,800
Net borrowings (repayments) of non U.S. bank loans..........             1,417       (2,450)         (213)        (4,430)
Repayments of other debt ...................................            (3,454)
Proceeds from issuance of preferred stock and warrants......                                                     100,000
Proceeds from issuance of common stock......................                            612                        1,422
Payment of loans for stock..................................               123
Repurchase of common stock..................................                                                         (77)
Payment of deferred financing costs.........................                                                      (4,915)
                                                                    ----------    ---------     ---------     ----------
    Net cash flows provided by (used in) financing activities           46,363      (12,317)       21,232        (42,000)
                                                                    ----------    ---------     ---------     ----------
    Net increase (decrease) in cash.........................            14,460       (5,105)       (2,659)         5,527
    Cash balance, beginning of period.......................             2,931        8,036        10,695          5,168
                                                                    ----------    ---------     ---------     ----------
    Cash balance, end of period.............................        $   17,391    $   2,931     $   8,036     $   10,695
                                                                    ==========    =========     =========     ==========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid...............................................        $   53,075    $  49,722     $  17,685     $   80,667
Income taxes paid...........................................               123        1,565            72            170
NON-CASH TRANSACTIONS:
Capital expenditures financed under capital leases .........               729
Purchase of treasury stock via cancellation of notes receivable                          51
Issuance of notes receivable for sale of common stock.......                            644
Non-cash preferred stock dividend acquisition...............                                                      13,025

          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,

      THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998, AND

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                                                                 ACCUMULATED
                                                                                                   OTHER
                                                           RETAINED           LOANS             COMPREHENSIVE COMPREHENSIVE
                                PREFERRED COMMON  PAID-IN  EARNINGS  TREASURY  FOR    DEFERRED    EARNINGS      EARNINGS
                                  STOCK    STOCK  CAPITAL  (DEFICIT)   STOCK  STOCK COMPENSATION   (LOSS)        (LOSS)      TOTAL
                                  -----    -----  -------  ---------   -----  ----- ------------ -----------   ----------    -----
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
September 30, 1997.............            $947  $431,780 $(600,496)                              $(4,291)                $(172,060)
Net loss.......................                             (86,771)                                            $(86,771)   (86,771)
Currency translation adjustment                                                                     2,405          2,405      2,405
                                                                                                                --------
Comprehensive loss.............                                                                                 $(84,366)
                                                                                                                ========
Cash proceeds from issuance of
 common stock..................               2     1,420                                                                     1,422
Stock issued in Hogan
acquisition....................              20     9,980                                                                    10,000
Repurchase of treasury stock...                                      $ (77)                                                     (77)
Issuance of preferred stock and
 warrants...................... $100,000                                                                                    100,000
Sale  price of 57.6% of Evenflo
 in excess of related net book
 value.........................                     9,254                                           1,620                    10,874
Deferred tax adjustment on
 acquired Trademarks...........                              (6,270)                                                         (6,270)
                                --------   ----  -------- ---------  -----    -----   -----       -------                 ---------
September 30, 1998.............  100,000    969   452,434  (693,537)   (77)                          (266)                 (140,477)
Net loss.......................                             (67,821)                                            $(67,821)   (67,821)
Currency translation
 adjustments...................                                                                    (3,143)        (3,143)    (3,143)
                                --------   ----  -------- ---------  -----    -----   -----       -------       --------  ---------
Comprehensive loss.............                                                                                 $(70,964)
                                                                                                                =========
December 31, 1998..............  100,000    969   452,434  (761,358)   (77)                        (3,409)                 (211,441)
Net loss.......................                             (27,321)                                            $(27,321)   (27,321)
Currency translation
 adjustments...................                                                                      (786)          (786)      (786)
                                                                                                                --------
Comprehensive loss.............                                                                                 $(28,107)
                                                                                                                ========
Repurchase of common stock.....                                        (51)                                                     (51)
Issuance of common stock.......              12     1,494                     $(644)  $(250)                                    612
Amortization of deferred
 compensation..................                                                          50                                      50
Sale of Evenflo................                    12,160                                             565                    12,725
                                --------   ----  -------- ---------  -----    -----   -----       -------                 ---------
December 31, 1999..............  100,000    981   466,088  (788,679)  (128)    (644)   (200)       (3,630)                 (226,212)
Net loss ......................                             (20,006)                                            $(20,006)   (20,006)
Currency translation
 adjustment ...................                                                                      (159)          (159)      (159)
                                                                                                                --------
Comprehensive loss ............                                                                                 $(20,165)
                                                                                                                ========
Issuance of common stock ......               8       329                                                                       337
Payments on loans for stock ...                                                 123                                             123
Amortization of deferred
 compensation..................                                                          50                                      50
                                --------   ----  -------- ---------  -----    -----   -----       -------                 ---------
December 31, 2000               $100,000   $989  $466,417 $(808,685) $(128)   $(521)  $(150)      $(3,789)                $(245,867)
                                ========   ====  ======== =========  =====    =====   =====       =======                 =========


          See accompanying Notes to Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ORGANIZATION

    BUSINESS AND REORGANIZATION. Spalding Holdings Corporation and subsidiaries (the "Company") is a global manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trade names SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R) and DUDLEY(R). The primary subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). The Company markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs and clothing, shoes and equipment for many other sports.

    Prior to August 20, 1998, the Company operated in a second business segment known as Evenflo ("Evenflo Segment"), which serves the infant and juvenile product market. The Evenflo Segment consisted of Evenflo Company, Inc., a Spalding wholly-owned subsidiary, and certain other wholly-owned Spalding subsidiaries and divisions of subsidiaries that sell infant and juvenile products in other countries and that hold the Evenflo Segment patents and trademarks. The Evenflo Segment manufactures and markets, under the EVENFLO(R), GERRY(R) and SNUGLI(R) trade names, specialty juvenile products including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and other baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses.

    On August 20, 1998, the Company effectively completed the separation of these two businesses, the Spalding and the Evenflo Segments, into two stand-alone companies (the "Reorganization"). The Company initiated the Reorganization on May 20, 1998 by contributing the Spalding investments in its other subsidiaries included in the Evenflo Segment to Evenflo Company, Inc. and receiving newly issued cumulative, variable rate, preferred stock (400,000 shares) of Evenflo Company, Inc. (the "Evenflo Preferred Stock") with a face value of $40,000 and an initial dividend rate of 14%. As a result of these transactions, Evenflo Company, Inc. became the parent company of all the other subsidiaries and divisions of subsidiaries formerly included in the Evenflo Segment. The realignment of the Company's two businesses was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests.

    On August 20, 1998, KKR 1996 Fund L.P. ("KKR 1996 Fund"), a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), acquired from Spalding (i) 51% (5,100,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $25,500 and (ii) the Evenflo Preferred Stock for a purchase price of $40,000. Prior to such KKR 1996 Fund stock purchases, Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), acquired from Spalding 6.6% (660,000 shares) of the outstanding common shares of Evenflo Company, Inc. for a purchase price of $3,300. Strata Associates LLP and KKR Partners II, L.P., affiliates of KKR 1996 Fund, KKR 1996 Fund and Abarco are currently shareholders of the Company. After these sales of common stock, Spalding retained ownership of 42.4% (4,240,000 shares) of the outstanding common stock of Evenflo Company, Inc. Also on August 20, 1998 Evenflo Company, Inc. (i) issued and sold $110,000 aggregate principal amount of senior notes in a private offering, and (ii) entered into a $100,000 revolving credit facility with a syndicate of banks and other financial institutions and borrowed $10,000 under the credit facility. Evenflo Company, Inc. paid the net proceeds of these two borrowing transactions, $110,000, to the Company as a partial payment of intercompany indebtedness. The remainder of the intercompany indebtedness of Evenflo Company, Inc. was treated as a contribution of capital by the Company to Evenflo Company, Inc. The Company has no guaranty or other obligations with respect to the debt of Evenflo Company, Inc., and Evenflo Company, Inc. has no such obligations with respect to the Company's debt.

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

    Effective December 23, 1999, KKR 1996 Fund purchased the Spalding's remaining 42.4% common stock ownership interest in Evenflo Company, Inc. for $23,600 (Note Q). The net proceeds were used to repay term loans under the Company's senior credit facilities (Note H).

    The accompanying financial statements reflect net losses for the periods presented, and a stockholders' deficit as of December 31, 2000. On January 24 the Company amended its senior credit facility with its bank group, obtaining an additional $35,000 of credit availability and modifying certain covenant measures effective December 31, 2000.

    Since the time of the amendment, the Company's seasonal need for cash flow has utilized much of the total credit availability, including the additional availability obtained in January. The Company has invested significant funds to purchase inventory in anticipation of demand during the spring and summer. Additionally, significant investments in marketing have been made to support several new product launches, including:

|X| the SPALDING(R) INFUSION(TM) basketball (featuring a built-in pump), |X| BEN HOGAN(R) APEX EDGE(TM) golf clubs (designed for the mid-to-higher handicap golfer),
|X| the STRATA(R) TOUR ULTIMATE(TM) golf ball (with a unique tungsten energy core for professional spin and distance),
|X| TOP-FLITE(R) XL 2000 (TM) irons (featuring titan steel and a larger sweet spot), and
|X|  SPALDING(R) XFL footballs.

    As with the introduction of most new consumer products, the initial investments required in marketing support and inventory purchases have come before significant revenues from the sales of such products can be realized, and this has placed a significant drain on the Company's financial resources.

    The Company has implemented several measures to conserve its cash flow and meet its payment obligations (including deferral of non-critical capital projects and reducing inventory purchases where possible). As a result of these actions, the Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations through 2001. There can be no assurance, however, that these measures will be successful to the extent necessary for the Company to remain current on its obligations or that the Company will remain in compliance with the covenants in its credit facility.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spalding Holdings Corporation and its subsidiaries, all of which, including Evenflo Company, Inc. and subsidiaries until August 20, 1998, are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN AFFILIATED COMPANY. Subsequent to the August 20, 1998 sale (a 42.4% common stock ownership interest), Spalding's investment in Evenflo Company, Inc., (a 42.4% common stock ownership interest) was accounted for using the equity method of accounting. On December 23, 1999, Spalding sold its remaining investment in Evenflo to a related party. Refer to Note A and Note Q for further details.

    YEAR-END. Following fiscal 1998, the Company elected to change its year-end from September 30 to December 31. Included herein are consolidated balance sheets as of December 31, 2000 and 1999 and the statements of operations, statements of consolidated cash flows and statements of consolidated shareholders' equity (deficiency) for the years ended December 31, 2000 and 1999, the period October 1, 1998 through December 31, 1998 (the "Transition Period") and for the fiscal year ended September 30, 1998.

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

    INVENTORIES are stated at the First-in, First-out method of costing.

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

    ADVERTISING. Advertising costs (other than production media) are expensed as incurred. Costs associated with production media (television commercials) are expensed in the year when the advertising first takes place. Advertising and promotion expenses amounted to $75,334, $60,271, $20,142 and $99,013 in 2000,
1999, the Transition Period, and fiscal 1998, respectively.

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

    USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reported period. Actual results could differ from these estimates.

    CASH FLOWS. For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company is required to and has adopted this standard, amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard did not have a material effect on the Company's results of operations, financial position or cash flows.

     RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform with current year presentations.



NOTE C -- INVENTORIES

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000              1999
                                                  ------------     -------------
         Finished goods........................    $ 45,496           $ 34,729
         Work in process.......................       3,392              2,798
         Raw materials.........................      15,962             11,485
                                                   --------            -------
         Total inventories.....................    $ 64,850           $ 49,012
                                                   ========           ========

NOTE D -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000              1999
                                                  ------------      ------------
         Land..................................    $  2,539           $  2,619
         Buildings and building improvements...      36,899             36,712
         Machinery and equipment...............      62,913             62,116
         Construction in progress..............      12,610              9,229
                                                   --------          ---------
                                                    114,961            110,676
         Accumulated depreciation..............     (63,557)           (51,942)
                                                   --------           --------
           Property, plant and equipment, net..    $ 51,404           $ 58,734
                                                   ========           ========

NOTE E -- INTANGIBLE ASSETS, NET

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000             1999
                                                  ------------      ------------
         United States trademarks..............    $ 71,703           $ 71,703
         Non-U.S. trademarks...................      13,378             13,378
         Goodwill..............................      75,817             75,817
                                                   --------           --------
                                                    160,898            160,898
         Accumulated amortization..............     (57,275)           (52,763)
                                                   --------           --------


           Intangible assets, net..............    $103,623           $108,135
                                                   ========           ========

NOTE F -- ACCRUED EXPENSES

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000             1999
                                                  ------------      ------------
         Compensation and other employee
         benefits.............................     $  6,428           $ 12,486
         Liability for restructuring costs....        1,281              3,960
         Interest.............................       12,014              8,968
         Advertising and promotion............        8,903             13,409
         Other, principally operating expenses       18,184             21,447
                                                   --------           --------
              Total accrued expenses..........     $ 46,810           $ 60,270
                                                   ========           ========

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

    As of December 31, 2000, the restructuring activities are complete. As the restructuring activities were finalized in 1999, some of the Company's initial estimates of the ultimate costs of various restructuring components proved to be different than the actual costs incurred. As a result, the original charges for international severance and related costs were under estimated, while costs for the closure of the former corporate headquarters in Tampa were over estimated, principally due to the subsequent subleasing of that facility relieving the Company of such lease payments. As a result, the Company's restructuring costs are as follows:

                                        YEAR        OCTOBER 1,
                                       ENDED          THROUGH     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                         1999          1998           1998
                                    ------------- -------------  ------------
Tampa headquarters closing costs       $(1,491)      $            $  5,347
International severance costs and
  related expense...............           733           596         3,010
U.S. severance costs and related
  expense.......................           849         1,717         5,118
Facilities closings.............           705
Write-off of accumulated
  translation adjustment........                         342         2,761
Lease terminations..............                                       409
Termination of service contracts                                     1,237
Evenflo                                                              1,443
Other costs.....................            16           314         2,238
                                       -------       -------      --------
     Total......................       $   812       $ 2,969      $ 21,563
                                       =======       =======      ========

    The Company has paid $2,679 of these restructuring costs in 2000, $6,525 in 1999, $4,061 in the Transition Period and $7,080 in fiscal 1998, respectively. The Company has also charged $1,696 in 1999, $1,441 in the Transition Period and $2,761 in fiscal 1998, respectively, of non-cash write-offs against the restructuring accruals. The remaining restructuring accruals at December 31, 2000 totaling $1,281 are primarily ongoing severance payments that continue into 2001.

NOTE G -- SEGMENT INFORMATION

    The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and summarizes key information used by the Company in evaluating the performance of each segment.

                                                             U.S.
                                                           SPORTING
                                                U.S.GOLF    GOODS    INTERNATIONAL   EVENFLO    ALL OTHER      TOTAL
                                                --------    -----    -------------   -------    ---------      -----

               AS OF AND FOR THE YEAR ENDED
                 DECEMBER 31, 2000
                    Net sales                  $ 252,939  $  51,977    $ 103,957    $    --     $   --      $ 408,873
                    Depreciation and
                      amortization                14,593      1,260        1,239         --         --         17,092
                    Operating income (loss)       17,502     (3,426)      12,166         --       12,275       38,517
                    Total assets                  81,446     17,645       71,484         --      288,215      458,790

               AS OF AND FOR THE YEAR ENDED
                 DECEMBER 31, 1999
                    Net sales                  $ 249,462  $  80,530    $ 101,180    $    --     $   --      $ 431,172
                    Depreciation and
                      amortization                11,915        481        1,383         --         --         13,779
                    Operating income (loss)        3,642     (7,983)       7,826         --       11,029       14,514
                    Total assets                  61,882     19,501       72,923         --      290,106      444,412

               AS OF AND FOR THE YEAR ENDED
                 SEPTEMBER 30, 1998
                    Net sales                  $ 311,053  $  98,405    $ 127,444    $ 290,790   $   --      $ 827,692
                    Depreciation and
                      amortization                11,599        261        1,251       13,136       --         26,247
                    Operating income (loss)       (8,003)    (8,996)     (23,829)      (5,626)    10,875      (35,579)
                    Total assets                 104,928     40,726       88,656       14,606    283,720      532,636

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

    Spalding currently markets its golf products under the following brand names:

                  GOLF BALLS      GOLF CLUBS        GOLF SHOES AND ACCESSORIES
                  ----------      ----------        --------------------------
                  Strata(R)       Ben Hogan(R)      Etonic(R)
                  Top-Flite(R)    Top-Flite(R)      Ben Hogan(R)
                  Molitor(R)      SPALDING(R)       Top-Flite(R)
                                                    Spalding(R)

    U.S. Sporting Goods includes basketballs, softballs, volleyballs, soccer balls and other sports products. These products are primarily sold under the SPALDING(R) trademark. Softball products are also marketed under the DUDLEY(R) trademark.

    The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Sweden and Japan. In addition to the subsidiary operations, Spalding conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, Spalding markets a line of golf and sporting goods products similar to those in the U.S. segments. In 2000, no country (other than U.S. domestic operations) accounted for net sales representing more than 10% of total consolidated net sales.

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

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000          1999
                                                   -------------   ------------
  Available lines of credit and outstanding debt:
    United States...............................      $ 603,877     $ 607,541
    International...............................          6,875         7,886
                                                      ---------     ---------
       Total....................................      $ 610,752     $ 615,427
                                                      =========     =========
  Amount outstanding
  Direct borrowings
    United States...............................      $ 558,977     $ 514,041
    International...............................          5,498         4,081
                                                      ---------     ---------
       Total direct borrowings..................        564,475       518,122
    Bankers  acceptances (included  in  accounts
      payable)..................................         29,336        30,832
       Total borrowings.........................      $ 593,811     $ 548,954
                                                      =========     =========
    Letters of credit not yet funded............      $  13,687     $  13,972
                                                      =========     =========

  United States direct  borrowings  consist of:
    Secured credit facility:
       Revolving credit loans...................      $ 205,100     $ 156,500
       Term loans...............................        147,877       148,200
    Senior subordinated notes...................        200,000       200,000
    Other indebtedness..........................          6,000         9,341
                                                      ---------     ---------
       Total United States debt.................        558,977       514,041
    Current maturities of debt..................           -            3,341
                                                      ---------     ---------
       Long-term debt...........................      $ 558,977     $ 510,700
                                                      =========     =========
    Maximum direct borrowings...................      $ 558,977     $ 556,474
                                                      =========     =========
    Weighted average outstanding balances.......      $ 543,300     $ 541,996
                                                      =========     =========
    Weighted average interest rates.............          10.46%         9.68%
                                                      =========     =========

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

    In conjunction with the receipt of the $278,800 in proceeds from the Reorganization in 1998, the net receipt of $23,000 for the Company's sale of its 42.4% ownership in Evenflo on December 23, 1999 (see Note A), and the receipt of $323 for other asset disposals in 2000 the Company was required to prepay portions of its Term Loans as follows:

                         BALANCE PRIOR                 BALANCE AFTER
                        TO PREPAYMENTS   PREPAYMENTS    PREPAYMENTS
                       ---------------   -----------  ---------------
      Term Loan A..       $ 175,000       $159,531      $  15,469
      Term Loan B..          87,500         36,094         51,406
      Term Loan C..          87,500         36,094         51,406
      Term Loan D..          50,000         20,404         29,596
                          ---------       --------      ---------
           Total...       $ 400,000       $252,123      $ 147,877
                          =========       ========      =========


      On January 24, 2001 the Company amended its Secured Credit Facility upon approval by a majority vote of the participating lenders. The amendment allows for an additional $35.0 million of funding, $20.0 million of which is in the form of a Term Note ("Term Note E"), with the remaining $15.0 million as a Revolver ("Liquidity Facility"), both maturing on September 30, 2003. Both loans will bear interest, at the Company's option, at either: (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the administrative agent's prime rate, plus a debt to EBITDA-dependent rate ranging from 0.50% to 2.00% per annum of (B) a "eurodollar rate" plus a debt to EBITDA-dependent rate ranging from 1.125% to 3.00% per annum.

    The amendment also eased certain covenant compliance measurements beginning at December 31, 2000 and increased the Company's borrowing rate on the Revolving Credit Loan, Term Loans, commitment fee and letter of credit fee by 50 basis points.

     All Term Loans and Revolving Credit Loan incurred interest during 2000, at the Company's option, at either: (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the administrative agent's prime rate, plus (a) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum, (b) in the case of Term Loan B, 1.75% to 2.00% per annum, (c) in the case of Term Loan C, 2.25% to 2.50% per annum, (d) in the case of Term Loan D, 2.75% to 3.00% per annum, (e) in the case of a Revolving Credit Loan and Swingline Loans, a debt to EBITDA-dependent rate ranging from 0.00% to 1.50% per annum or (B) a "eurodollar rate" plus (i) in the case of Term Loan A, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum, (ii) in the case of Term Loan B, 2.75% to 3.00% per annum,
(iii) in the case of Term Loan C, 3.25% to 3.50% per annum, (iv) in the case of Term Loan D, 3.75% to 4.00% per annum or (v) in the case of Revolving Credit Loan, a debt to EBITDA-dependent rate ranging from 0.625% to 2.50% per annum. Swingline Loans may only be "base rate" loans. On December 31, 2000, the estimated fair value of the credit facility was favorable 22% based on dealer quotes. In addition, the Company had an outstanding available borrowing capacity as of December 31, 2000 of $1.9 million (net of $43.0 million of outstanding letters of credit and bankers' acceptances).

    The Company paid a commitment fee calculated during 2000 at a debt to EBITDA-dependent rate ranging from 0.20% to 0.50% per annum of the available unused commitment under the Revolving Credit Loan in effect on each day. Such fee is payable quarterly in arrears and upon termination of the Revolving Credit Loan. In addition, the Company pays a fee to the administrative agent of $100 per annum, payable quarterly in arrears.

    The Company incurred a letter of credit fee calculated during 2000 at a debt to EBITDA-dependent rate ranging from 0.50% to 2.375% per annum of the face amount of each letter of credit and a fronting fee calculated at a rate equal to 0.125% per annum of the face amount of each letter of credit. Such fees, except fronting fee, are payable quarterly in arrears and upon the termination of the Revolving Credit Loan. In addition, the Company pays customary transaction charges in connection with any letters of credit.

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

     The Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities including (i) limitations on liens, (ii) limitations on consolidations and mergers of the Company and sales of the assets of the Company, (iii) restrictions on the purchase, redemption or acquisition of any capital stock, equity interest or any other obligations or other securities and restrictions on the advances, loans, extension of credit or capital contributions to, or investments in, other entities, (iv) restrictions on additional indebtedness to be incurred by the Company, (v) restrictions on payments of dividends or other distribution of assets, and (vi) compliance with certain financial covenants relating to certain interest coverage, fixed charge ratios, and a leverage ratio. In addition, the Company reached an agreement with its bank syndicate to amend its Credit Facility to remove certain financial ratio requirements until December 31, 1999 and to amend other covenants. The Credit Facility includes customary events of default.

    Scheduled maturities of the Revolving Credit Loan and Term Loans are as follows at December 31, 2000:

                     REVOLVING
                       CREDIT     TERM      TERM      TERM       TERM
                        LOAN     LOAN A    LOAN B    LOAN C     LOAN D    TOTALS
                     ---------  --------  --------  --------     ------   ------

2003................. $205,100   $15,469  $    623  $    623  $    309  $222,124
2004.................                       50,783       623       312    51,718
2005.................                                 50,160       312    50,472
2006 (March 31, 2006)                                           28,663    28,663
                      --------  --------  --------  --------  --------  --------
     Total........... $205,100   $15,469  $ 51,406  $ 51,406  $ 29,596  $352,977
                      ========  ========  ========  ========  ========  ========

    SENIOR SUBORDINATED NOTES. On September 30, 1996, the Company issued $200 million aggregate principal amount of 10 3/8% Senior Subordinated Notes. In January 1997, the Company completed a public debt offering which resulted in the Company exchanging its 10 3/8% Senior Subordinated Notes for new 10 3/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes will mature on October 1, 2006 and are unsecured senior subordinated obligations of the Company. Interest on the Senior Subordinated Notes is payable semiannually April 1 and October 1 of each year.

    The Senior Subordinated Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2001. At December 31, 2000, the estimated fair value of the Senior Subordinated Notes was favorable 64% based on dealer quotes.

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

    OTHER INDEBTEDNESS. At December 31, 2000 other indebtedness consists of a 7.57% note in the amount of $6,000, incurred in 1998 in connection with the construction of a new warehouse located in Chicopee, MA., due in monthly installments through February 2018. The interest rate on the $6,000 loan will convert after five years to 300 basis points over the one-year U.S. Treasury rate. There are no amortization requirements for the first five years of the loan followed by principal payments of $33 per month until maturity. The Lender has been granted a security interest in the warehouse. During 2000, the Company paid $3,341 upon the maturity of the note related to the acquisition of the assets of the Ben Hogan Company in 1997.

NOTE I -- INCOME TAXES

    Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision (benefit), are as follows:

                                        YEAR          YEAR       OCTOBER 1,         YEAR
                                        ENDED         ENDED        THROUGH         ENDED
                                     DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                         2000          1999          1998          1998
                                    ------------- ------------- -------------  -------------
 Earnings (loss) before income
   taxes and extraordinary loss:
   United States................       $ (20,149)  $ (37,735)    $ (90,539)     $(104,277)
   Other nations................          (5,342)     (2,426)       (7,475)       (10,803)
                                       ---------   ---------     ---------      ---------
           Total................       $ (25,491)  $ (40,161)    $ (98,014)     $(115,080)
                                       =========   =========     =========      =========

 Income tax provision (benefit):
   Current taxes:
      Federal taxes.............       $           $             $              $     129
      State taxes...............              82         819           237            489
      Other nations' taxes......             766         746                          946
                                       ---------   ---------     ---------      ---------
           Total................       $     848   $   1,565     $     237      $   1,564
                                       ---------   ---------     ---------      ---------
   Deferred taxes:
      Federal taxes.............       $  (6,333)  $ (14,683)    $ (30,428)     $ (35,819)
      Other nations' taxes......                          18            (2)            37
                                       ---------   ---------     ---------      ---------
           Total................          (6,333)    (14,665)      (30,430)       (35,782)
                                       ---------   ---------     ---------      ---------
           Total income tax
             benefit  ..........       $  (5,485)  $ (13,100)    $ (30,193)     $ (34,218)
                                       =========   =========     =========      =========


    The differences between the effective income tax rate and the U.S. statutory rate are as follows:




                                                                                         OCTOBER 1,       YEAR
                                                                FOR THE YEARS ENDED       THROUGH         ENDED
                                                                    DECEMBER 31,         DECEMBER 31,  SEPTEMBER 30,
                                                                2000           1999          1998         1998
                                                           -------------  ------------- -------------  -------------
                    U.S. statutory rate (benefit).......          (35)%        (35)%         (35)%        (35)%
                    State  income  taxes,  net of federal
                    benefit.............................                         1
                    Non-U.S.  losses  for  which no taxes
                    were recorded.......................             8           4             3            4

                    Other...............................             5          (2)            1            1
                                                                  ----         ---           ---          ---
                      Effective tax rate................          (22)%        (32)%         (31)%        (30)%
                                                                  ===          ===           ===          ===

    Under the asset and liability method prescribed by SFAS 109, deferred income taxes, net of appropriate valuation allowances, are provided for the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                              2000            1999
                                         -------------   ---------

         Deferred tax assets:
           Net operating loss
            carryforwards...........       $123,346        $112,908
           Acquired non-U.S.
            trademarks..............         26,717          29,906
           Accrued liabilities......          6,729           7,106
           Postretirement benefits..          2,874           2,886
           Pension..................          2,746           3,310
           Depreciation.............          1,350           1,311
           Capital loss carryforward                          8,179
           Other....................          5,440           5,084
                                           --------        --------
              Gross deferred tax assets    $169,202        $170,690
                                           --------        --------
         Deferred tax liabilities:
           Intangibles amortization.       $(18,191)       $(20,082)
           Other....................           (248)
                                           --------        --------
              Gross deferred tax
               liabilities..........       $(18,439)       $(20,082)
                                           --------        --------

         Net deferred tax asset before
           valuation allowance             $150,763        $150,608
         Valuation allowance                (32,280)        (38,513)
                                           --------        --------

         Net deferred tax asset after
           valuation allowance             $118,483        $112,095
                                           ========        ========

    On December 31, 2000, the Company had net operating loss carryforwards of $293,587 consisting of $260,189 from U.S. operations which begin to expire in 2011, and $33,398 in non-U.S. subsidiaries, which begin to expire in 2001. Deferred tax benefits of $123,346 have been established on these losses and a 2000 valuation allowance in the amount of $32,280 has been provided on the entire state and non-U.S. portions of the deferred tax benefits. The Company had capital loss carryforwards of $20,972 for which a 1999 valuation allowance in the amount of $8,179 had been provided. Such carryforwards expired in 2000 and accordingly the related valuation allowance was reversed.

    As part of the Recapitalization Agreement, Abarco has indemnified the Company for any potential income tax obligations through September 30, 1996. The Company's federal income tax returns through September 30, 1995 have been examined by, and settled with, the Internal Revenue Service.

    On December 31, 2000 undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $826. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its continuing international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings.

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

     Prior to August 20, 1998, the Company maintained certain pension plans that covered employees in both the Spalding and Evenflo Segments. Consistent with the Reorganization, pension plans attributable to Evenflo Company, Inc. are no longer a liability to the Company. The reorganization of the pension plans has been treated as a separation of funds. The net impact of this decision is that Evenflo Company, Inc. retains the (accrued)/prepaid balance at August 20, 1998 and amortizes any deferrals (gains/losses, prior service cost, transition obligation, etc.) associated with the plans rather than immediately recognizing them. Pension plan expenses attributable to Evenflo Company, Inc. are included in the Company's consolidated financial statements through August 20, 1998.

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

    The December 31, 2000 and 1999 funded status of the Company's United States defined benefit pension and post retirement plans consists of the following:

                                                                PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                                ----------------         -----------------------
                                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                               2000           1999          2000          1999
                                                          -------------  ------------- ------------- ---------
                 CHANGES IN BENEFIT OBLIGATION
                 Benefit   obligation  at  beginning  of
                 period................................     $ (45,357)     $ (50,248)     $(7,322)      $(7,797)
                 Service cost..........................        (2,077)        (2,492)        (190)         (238)
                 Interest cost.........................        (3,156)        (3,092)        (504)         (526)
                 Plan amendments.......................                       (1,064)
                 Actuarial gain........................         2,367          3,613          578           875
                 Benefits paid.........................         5,653          7,879          431           364
                 Administrative expenses paid..........                           47
                                                            ---------      ---------       -------      -------
                 Benefit obligation at end of period...       (42,570)       (45,357)      (7,007)       (7,322)

                 CHANGE IN PLAN ASSETS
                 Market  value of  assets  at  beginning
                 of  period............................     $  53,637      $  53,405
                 Actual return on assets...............        (3,568)         8,028
                 Employer contributions received during
                   period..............................           160            130
                 Benefits paid during period...........        (5,653)        (7,879)
                 Administrative   expenses  paid  during
                   period..............................                          (47)
                                                            ---------      ---------      -------       -------
                 Market value of assets as end of period       44,576         53,637
                                                            ---------      ---------      -------       -------
                 Funded status.........................         2,006          8,280       (7,007)       (7,322)
                 Unrecognized net transition
                   (asset)/obligation..................          (145)          (275)           0             0
                 Unrecognized prior service cost.......          (162)          (132)         110           124
                 Unrecognized net (gain)/loss..........       (10,970)       (17,660)      (1,207)         (742)
                                                            ---------      ---------      -------       -------
                 Accrued benefit costs.................     $  (9,271)     $  (9,787)     $(8,104)      $(7,940)
                                                            =========      =========      =======       =======






    Assumptions used in accounting for United States defined benefit pension plans as of December 31, 2000, 1999 and 1998 and September 30, 1998 were:

                  WEIGHTED-AVERAGE ASSUMPTIONS AT END OF PERIOD

                                                DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                    2000          1999           1998           1998
                                               ------------- -------------  -------------   -------------
                Discount rate..............           7.50%       7.50%          6.75%          6.25%
                Expected   return   on   plan         8.50%       8.50%          8.50%          8.50%
                assets.....................
                Rate of compensation increase         4.50%       4.50%          4.50%          4.50%


                                                                   PENSION  BENEFITS
                                                                 FOR THE PERIODS ENDED
                                                 ----------------------------------------
                                               DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                    2000          1999          1998         1998
                                               ------------- ------------- -------------  -------------
                COMPONENTS OF NET PERIODIC
                  BENEFIT COSTS
                Service costs..............       $ 2,077     $ 2,492       $  712        $     3,124
                Interest costs.............         3,156       3,092          814              3,963
                Expected return on assets..        (4,635)     (4,150)      (1,000)            (5,286)
                Amortization on unrecognized
                  transition (asset)/obligation      (127)       (127)         (32)              (139)
                Amortization of unrecognized
                  prior service costs......            30          30            7               (193)
                Amortization of unrecognized
                  net (gain)/ loss.........          (948)       (474)           7               (530)
                Cost of early retirement SFAS
                  No. 88...................            92         694
                                                  -------     -------       ------        -----------
                Net periodic (benefit) costs      $  (355)    $ 1,557       $  508            $   939
                                                  =======     =======       ======        ===========


                                                                POST-RETIREMENT BENEFITS
                                                                 FOR THE PERIODS ENDED
                                                 -------------------------------------------------------
                                               DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                                                  2000          1999           1998          1998
                                               ----------    ----------     ----------    -----------
                COMPONENTS OF NET PERIODIC
                  BENEFIT COSTS

                Service costs..............      $  190        $  238          $  60         $ 230
                Interest costs.............         504           526            127           599
                Amortization  on unrecognized
                transition obligation .....                                                     16
                Amortization of unrecognized
                  prior service costs......          14            14              4
                Amortization of unrecognized
                  net (gain)/ loss.........        (114)          (24)             2           (85)
                                                 ------         -----           ----          ----
                Net periodic costs.........      $  594        $  754          $ 193         $ 760
                                                 ======        ======          =====         =====


    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                   1-PERCENTAGE    1-PERCENTAGE

                                                  POINT INCREASE  POINT DECREASE

Effect  on  total of  service  and  interest  cost    $  65          $  (59)
components.....................................
Effect on postretirement benefit obligation....       $ 553          $ (497)

    The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $945 in 2000, $870 in 1999, $581 in the Transition Period and $600 in fiscal 1998.

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

    The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of the Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The initial dividend rate with respect to the Cumulative Preferred Stock is 14% per annum. As of December 31, 2000, the dividend rate was 14%. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Since the Board of Directors has not declared any preferred dividends as of December 31, 2000, the amount of the Cumulative Preferred Stock dividends in arrears as of that date was $39,391.

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

    Transactions involving common share options are as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                            NUMBER     EXERCISE
                                                           OF SHARES     PRICE
                                                           ---------     -----
OPTION SHARES

Outstanding   September  30,  1997  (none   exercisable)
 (1,023,729 became exercisable October 1, 1997).......     6,670,793    $ 5.00
Granted in 1998.......................................       295,559    $ 5.00
Cancelled in 1998.....................................      (988,103)   $ 5.00
Exercised in 1998.....................................                     N/A
                                                          ----------     -----
Outstanding  September 30, 1998  (1,023,729  exercisable
 and 3,252,558 became exercisable October 1, 1998)....     5,978,249    $ 5.00
Granted October 1, 1998 through December 31, 1998.....                  $ 5.00
Cancelled October 1, 1998 through December 31, 1998...    (2,346,099)   $ 5.00
Exercised October 1, 1998 through December 31, 1998...                     N/A
                                                          ----------     -----
Outstanding December 31, 1998 (1,955,238 exercisable).     3,632,150    $ 5.00
Granted in 1999.......................................     7,685,015    $ 2.00
Cancelled in 1999.....................................    (1,279,777)   $ 5.00
Exercised in 1999.....................................                     N/A
                                                          ----------     -----
Outstanding December 31, 1999 (2,343,448 exercisable).    10,037,388      2.69
Granted in 2000 ......................................       930,000      2.00
Cancelled in 2000 ....................................      (934,197)     2.33
Exercised in 2000 ....................................                     N/A
                                                          ----------     -----
Outstanding December 31, 2000 (3,644,001 exerciseable).   10,033,191      2.75
                                                          ==========     =====

Aggregate unissued shares and options December 31, 2000   2,027,343       N/A


    The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                 OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                              -----------------------  ----------------------
                                WTD. AVG.    WTD. AVG.               WTD. AVG.
    RANGE OF                    REMAINING    EXERCISE                EXERCISE
     PRICES          NUMBER       LIFE         PRICE      NUMBER       PRICE
 --------------    ---------- -----------  ----------- ----------- ---------
      $2.00        7,885,015      8.8         $ 2.00     1,262,959    $ 2.00
       5.00        2,148,176      6.0           5.00     2,381,042      5.00
                   ---------      ---         ------     ---------    ------
   $2.00 & 5.00    10,033,191     7.8         $ 2.72     3,644,001    $ 3.95
                   ==========     ===         ======     =========    ======


    During 2000, the Company granted 250,000 options to purchase shares of Common Stock pursuant to agreements with consultants. As of December 31, 2000, none of these options were exercisable. In 2000, the Company issued 842,799 shares of common stock, primarily in settlement of a liability for past services of a former executive officer. In 1999, the Company sold 1,124,985 shares to certain members of senior management for total consideration of $1,506. Of the $1,506, $612, was received in the form of cash, $644, represented notes receivable to the Company (bearing interest at 9.25% per annum) and $250 was recorded as deferred compensation for future services. The deferred compensation was a result of the grant of restricted shares that vest ratably over five years. The value of such compensation was recorded based on the fair value of the shares (net of consideration paid). In addition to the employee options granted under the 1996 Employee Stock Ownership Plan, in 1999 the Company has also granted 250,000 options to purchase shares of Common Stock pursuant to an agreement with a consultant. As of December 31, 1999, none of these options were exercisable.

    In 1998,  the Company sold 278,885 shares for proceeds of $1,422.

    DISCLOSURES UNDER SFAS NO. 123. The Company has elected the disclosure-only basis provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the employee options. Had compensation cost been determined based on the fair market value at the grant date consistent with the method provided by SFAS No. 123, the Company's pro forma net earnings (loss) would have been $20,963 for 2000, $(28,278) for 1999, $(67,892) for the Transition Period and
$(87,728) for fiscal 1998 as compared to the reported amounts of $(20,006), $(27,321), $(67,821) and $(86,771), respectively.

    The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and the fiscal year ended September 30, 1998 (there were no new grants in the Transition Period):

                                      DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                                          2000           1999          1998
                                    -------------  ------------- ---------------
  Dividend yield....................       0%             0%            0%
  Expected volatility...............       0%             0%            0%
  Risk-free interest rate...........    6.86%          5.25%         5.62%
  Weighted average expected life....  5 years        5 years       5 years
  Weighted average fair value of
  options granted...................  $  0.00        $  0.00       $  1.19


NOTE L -- LEASE COMMITMENTS

    The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2014.

    The Company also leases equipment under a capital lease agreement that expires in 2005. The short-term capital lease obligation of $117 is included in accounts payable and the long-term portion of $551 is included in other liabilities in the consolidated balance sheet as of December 31, 2000. In 2000, machinery and equipment includes $729 and accumulated depreciation includes $73 relating to the capital lease agreement.

    The following is a schedule by year of future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000:

                                                      OPERATING      CAPITAL
                                                       LEASES         LEASES
                                                      ---------      -------
                      2001........................    $  1,139      $   196
                      2002........................         964          196
                      2003........................         785          196
                      2004........................         550          196
                      2005........................         351          100
                      Thereafter..................       1,346
                                                      ---------      -------
                      Total minimum lease payments    $  5,135          884
                                                      ========
                      Amounts representing interest                    (216)
                                                                     -------
                                                                       $668
                                                                     =======

    Rental expense under operating leases was $1,526 in 2000, $1,156 in 1999, $326 in the Transition Period and $5,756 in 1998.

NOTE M -- CONCENTRATION OF CREDIT RISK

    The Company sells a broad range of consumer products in North America, Europe and the Pacific Rim. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. During 2000, 1999, the Transition Period, and fiscal 1998 the Company's sales to one U.S. customer amounted to 12%, 13%, 24%, 13% respectively of net sales. No other customer exceeded 10% in 2000, 1999, the Transition Period and the fiscal year ended September 30, 1998.

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

    Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

     During October 1999, the Company substantially completed the implementation of a fully integrated computer system for its domestic operations. The implementation included significant changes to customer service, warehousing, distribution and financial processes. The Company encountered some start-up difficulties that primarily affected the efficiency of warehouse and distribution operations. While the Company was able to process and fulfill orders, it was not able to do so at an adequate rate, thus risking the loss of future business if immediate action was not taken to fulfill all orders. Accordingly, the Company returned to certain components of its prior computer system to deliver a level of distribution activity that met the ongoing demands for its products. The financial modules of the new computer system were successfully implemented in October 1999 and were in use throughout 2000. During 2000, the Company concluded that those aspects of the system which had been deactivated during the fourth quarter of 1999 would not be reactivated. While the Company's current computer systems environment adequately supports its basic business needs, selected system upgrades are planned during 2001. As of December 31, 2000, $0.3 million is capitalized relating to costs for the financial modules that are in use and no amounts are capitalized related to the deactivated modules. In January 2001, Spalding implemented the financial modules of a new computer system and in March 2001, deactivated the financial modules related to the 1999 implementation.

NOTE O -- RELATED PARTY TRANSACTIONS

    On December 23, 1999, Spalding sold its 42.4% common stock ownership interest in Evenflo Company, Inc. to the KKR 1996 Fund.

    Effective with the Reorganization on August 20, 1998, Spalding and Evenflo Company, Inc. entered into an Indemnity Agreement whereby the Spalding and Evenflo Company, Inc. indemnified the other against liability or obligation related to their respective operations or business whether arising prior to or after the Reorganization. Additionally, the Company indemnified Evenflo Company, Inc. against damages, as defined in the agreement, incurred or sustained as a result of any recall (voluntary or involuntary), safety advisory or other corrective action relating to any products manufactured by Evenflo Company, Inc. prior to the close of business on August 20, 1998.

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

    See Note K for a description of the Company's 1996 Employee Stock Ownership Plan.

    Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $700 in 2000 and 1999, $392 in the Transition Period and $966 in fiscal 1998 pursuant to such management agreement with KKR.

NOTE P -- EXTRAORDINARY LOSS

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

NOTE Q -- INVESTMENT IN AFFILIATE

     On August 20, 1998, the Company effectively completed the separation of the Spalding and the Evenflo segments, into two stand-alone companies. Evenflo's financial statements prior to August 20, 1998 had been consolidated with those of the Company. Subsequent to this separation, Spalding continued to own 42.4% of Evenflo and accounted for its results using the equity method of accounting. During the fourth quarter of 1999, Spalding sold its remaining investment in Evenflo (refer to Notes A and B). The financial statements for the periods subsequent to the August 20, 1998 sale through the third quarter of 1999 include the portion of Evenflo's results attributable to Spalding's ownership on an equity accounting basis.

    Summarized financial information of Evenflo for the nine months ended September 30, 1999 and the Transition Period October 1, 1998 through December 31, 1998 is set forth below:

                     CONDENSED INCOME STATEMENT INFORMATION

                                                              OCTOBER 1, 1998
                                         NINE MONTHS ENDED        THROUGH
                                        SEPTEMBER 30, 1999   DECEMBER 31, 1998

 Net Sales..........................         $ 258,595           $ 72,552
                                             =========           ========
 Gross Profit.......................         $  62,440           $  5,741
                                             =========           ========
 Loss before income tax and
   extraordinary items..............         $  (2,054)          $(14,299)
                                             =========           ========
 Net loss...........................         $    (583)          $ (8,886)
                                             =========           ========
 Company's Proportionate share (42.4%)       $    (248)          $ (3,768)
                                             =========           ========

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

 NAME                    AGE                 POSITION

 Edwin L. Artzt......     70  Chairman of the Board of Directors
 James R. Craigie....     47  President and Chief Executive Officer
 Daniel S. Frey......     36  Chief Financial Officer, Treasurer
 Peter A. Arturi.....     47  Vice  President,  Secretary and General Counsel
 Edward R. Binder....     40  Executive Vice President Marketing
 Michael W. Esch.....     44  Executive Vice President Operations
 Louis H. Tursi......     39  Executive Vice President Sales
 Henry R. Kravis.....     56  Director
 George R. Roberts...     57  Director
 Michael T. Tokarz...     51  Director
 Brian F. Carroll....     29  Director
 Gustavo A. Cisneros.     55  Director
 David W. Checketts..     45  Director

    Edwin L. Artzt has been a director of the Company since September 1997 and Chairman of the Board of Directors since August 1998. Mr. Artzt is the former Chairman and Chief Executive Officer of The Procter & Gamble Company. In addition, Mr. Artzt is a director of American Express Company, GTE Corporation, Delta Airlines and the Evenflo Company.

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

    Peter A. Arturi has been senior legal counsel since he joined the Company in October of 1998. Previously Mr. Arturi was a partner in Baker Law Firm P.C. from September 1996 to October 1998 and also was a partner with Baker, Moots & Pellegrini from 1990 to 1996.

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

    Henry R. Kravis is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc. and Sotheby's Holdings Inc.

    George G. Roberts is a managing member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Dayton Power & Light and Safeway Inc.

    Michael T. Tokarz is a member of KKR & Co. L.L.C., a limited liability company which serves as the general partner of KKR. He is also a director of Evenflo Company, Inc., IDEX Corporation, KSL Recreation Corporation, Nexstar Financial Corporation, PRIMEDIA Inc., KAMAZ, Inc. and United Fixtures Company.

     Brian F. Carroll has been a director of the Company since April 2000 and an Executive of Kohlberg Kravis Roberts & Co. since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of Kohlberg Kravis Roberts & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is also a Director of Evenflo Company, Inc. and WKI Holding Company, Inc.

    Gustavo A. Cisneros has been a director of the Company since 1984. Since 1990 he has been a direct or indirect investor in and a director of certain companies forming part of diverse commercial enterprises. Mr. Cisneros is also a director of Pueblo Xtra International, Inc., Pan American Beverages Company, Inc. and America Online Latin America, Inc.

    David W. Checketts has been a Director of the Company since September 1998. He has been the President and Chief Executive Officer of Madison Square Garden since 1994. He was President of the New York Knicks Basketball Club from 1991 to 1994. From September 1990 through March 1991 he was Vice President, Development of the National Basketball Association. From 1984 until 1990 he was President of the Utah Jazz Basketball Club. Prior to that, he was with Bain and Company, a management consulting firm. In addition, he served as a board member for the Multiple Sclerosis Society from March 1996 to December 1999 and was also a board member for the Children's Blood Foundation from January 1996 to December 1999. Mr. Checketts is currently on the board of directors of Jet Blue Airways, Chairman of the Cheering for Children Foundation and Director of Professional Team Physicians, Inc.

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

COMPENSATION OF DIRECTORS

    All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are also employees of the Company receive no compensation for serving as directors.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer at the end of 2000 and the most highly compensated executive officers receiving compensation on an annualized basis from the Company in excess of $100,000 compensation (the "Named Executive Officers") for their services in all capacities to the Company during 1999, the Transition Period and the fiscal year ended September 30, 1998.



                                                                                             STOCK
                                                                                             AWARDS
                                                                                             ------
                                               ANNUAL COMPENSATION
                                   ----------------------------------------                SECURITIES
 NAME AND PRINCIPAL                                          OTHER ANNUAL     RESTRICTED   UNDERLYING     ALL OTHER
      POSITION           YEAR        SALARY    BONUSES(1)   COMPENSATION(2)    STOCK(3)     OPTIONS #     COMPENSATION(4)
-------------------- ------------  --------- ------------   ---------------   ----------   ----------     ---------------
James R. Craigie         2000      $500,000   $      0       $  10,317        $      0            0       $   5,200
 President and Chief     1999       375,000     562,500          2,899         250,000    2,500,000           5,000
 Executive Officer    Transition     31,250     215,000              0               0            0               0
                        Period
                         1998             0           0              0               0            0               0

Edward R. Binder         2000       330,100           0         12,240               0            0           5,250
 Executive Vice          1999       243,750     221,875         66,444               0      388,890           5,000
 President Marketing  Transition          0           0              0               0            0               0
                        Period
                         1998             0           0              0               0            0               0

Michael W. Esch           2000      255,850           0         12,240               0            0               0
 Executive Vice           1999      125,417     104,870         68,300               0      205,560               0
 President Operations  Transition         0           0              0               0            0               0
                         Period
                          1998            0           0              0               0            0               0

Louis Tursi              2000       250,000           0         12,216               0            0               0
 Executive Vice          1999       113,638     105,739         79,453               0      205,560               0
 President Sales      Transition          0           0              0               0            0               0
 and Customer           Perion
 Service                 1998             0           0              0               0            0               0

Edward G. Several...     2000       230,630           0         12,216               0            0           3,434
 Vice President          1999       181,442     179,381         96,674               0      388,890           2,250
 Marketing Services   Transition          0           0              0               0            0               0
                        Period
                         1998             0           0              0               0            0               0

---------
(1) 1999 bonus amounts for Mr. Binder and Mr. Several include hiring bonuses of $100,000 each. 1999 bonus amounts for Mr. Esch and Mr. Tursi include hiring bonuses of $50,000 each. Mr. Craigie's bonus for the Transition Period was a hiring bonus.

(2) Other annual compensation was received in the form of club allowances and dues, automobile allowances, contributions to the Company's SERP Plan, relocation costs and taxes reimbursed by the Company for taxable relocation costs.

(3) 500,000 restricted shares of common stock were granted to Mr. Craigie during 1999 at a value (out of consideration paid) of $250,000. These shares vest over 5 years (100,000 shares per year). At December 31, 2000, 200,000 shares of restricted stock were vested. In addition, at December 31, 2000, the 500,000 shares of restricted stock held by Mr. Craigie had a value of $200,000.

(4) Company matching contributions to the Savings Plus Plan.


    STOCK OPTION GRANTS IN 2000, 1999, THE TRANSITION PERIOD AND IN FISCAL 1998.

    No stock options were granted to the Named Executive Officers in 2000, the Transition Period or in fiscal 1998.

    The following table sets forth certain information with respect to stock options granted to the Named executive Officers during the year ended December 31, 1999.

                             # OF SECURITIES    AS A % OF TOTAL
                           UNDERLYING OPTIONS  OPTIONS GRANTED TO  EXERCISE PRICE
     NAME                        GRANTED       EMPLOYEES IN 1999     ($/SHARE)      EXPIRATION DATE
     ----                  ------------------ -------------------  --------------  ------------------
     James R. Craigie          2,500,000             32.5             $ 2.00       Various dates in 2009
     Edward R. Binder            388,890              5.1               2.00                   July 2009
     Edward G. Several           388,890              5.1               2.00                   July 2009
     Michael W. Esch             205,560              2.7               2.00                   July 2009
     Louis H. Tursi              205,560              2.7               2.00                   July 2009


AGGREGATE OPTIONS EXERCISED IN 2000, 1999, THE TRANSITION PERIOD AND IN FISCAL 1998 AND DECEMBER 31, 2000 OPTION VALUES.

    No stock options were exercised in 2000, 1999, the Transition Period and fiscal 1998 and no value can be presently ascribed to previous grants of stock options.

MANAGEMENT INCENTIVE BONUS PLAN

    The Company maintains a Management Incentive Bonus Plan ("MIBP") for all salaried employees, including department managers and executives senior thereto, including the Named Executive Officers, pursuant to which eligible employees are awarded bonuses based on the Company's annual operating profit (as determined in accordance with generally accepted accounting principles), as compared with a target established prior to the beginning of the year. Awards under the MIBP range within a guideline of 5% to 100% of annual salary payments, depending upon a participant's position and commensurate responsibility related to consolidated operations. If the annual results do not meet the pre-established objectives, no bonus is earned. If annual results exceed the pre-established objectives, the bonus paid is increased proportionally, up to an additional bonus of no more than 100% of the employee's guideline bonus percentage.

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

RETIREMENT PLANS

    SPALDING EMPLOYEES RETIREMENT ACCOUNT PLAN ("SERA"). The Company sponsors SERA, a cash balance defined benefit pension plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), for substantially all U.S. salaried employees. SERA covers all eligible full-time employees who are over age 20 and have at least one year of service. Annually, an addition is made to each participant's account based on a percentage of the participant's salary for that year up to a maximum salary of $160,000. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees 60 and over. The accounts are credited with interest at a rate determined annually based on an average of thirty-year United States Treasury Bonds.

    SUPPLEMENTAL RETIREMENT PLAN ("SRP"). As a supplement to the SERA, the Company sponsors the non-qualified SRP which covers highly compensated employees whose benefits are limited by compensation and benefit limitations under the Code. For employees with a salary in excess of $160,000, an addition is made to each participant's account based on a percentage of the participant's salary for that year. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees 60 and over. The accounts are credited with interest at a rate determined annually based on an average of thirty-year United States Treasury Bonds.

    The estimated annual benefits payable under SERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers is as follows:

                                                    ESTIMATED
                                                     ANNUAL
                                                BENEFIT IF RETIRES
                                                    AT NORMAL
                                  YEAR ATTAINS     RETIREMENT
                                     AGE 65          AGE(1)
                                     ------          ------
             James R. Craigie         2018          $110,755
             Edward R. Binder         2025            93,415
             Michael W. Esch          2021            56,204
             Edward G. Several        2026            67,373
             Louis H. Tursi           2026            72,183

----------
(1) Under SERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 2000 compensation levels and an annual interest credit of 5.8% which is the 2001 rate for the interest credit. Benefits are computed without reference to limitations on compensation and benefits to which the SERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

    SAVINGS PLUS PLAN. The Company sponsors defined contribution plans qualified under the Code, commonly referred to as a 401(k) plan, for substantially all U.S. salaried employees and the non-union Gloversville, New York hourly employees (the "Savings Plus Plan"). Participants may make pre-tax contributions up to 15% of their aggregate annual salaries. The Company makes a 50% matching contribution on the first 6% of participant contributions. The Company does not match participant contributions in excess of 6%. In addition, the Company maintains a defined contribution plan for its union employees in Chicopee, Massachusetts. The Company does not match participant contributions to this plan.

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

    The Severance Contracts generally permit an eligible employee to receive severance payments for a period of 12, 24 or 35 months, as the case may be, or until the employee reaches the age of 65 whichever comes first consisting of (a) monthly payments of a combination of 1/12 of such person's highest annual base salary and bonus, and (b) continued life, disability, accident and health insurance benefits offset by such person's COBRA benefits. In addition, selected senior and top management will receive an additional lump-sum payment of 50% and 100%, respectively, of the amount by which the employee's benefit under the tax-qualified retirement plans maintained by the Company or one of its subsidiaries would have been increased if contributions and/or benefit accruals under such plans had continued during the period of continued benefits. During fiscal 1998, Messrs. Dickerman, Senecal and Doleva from Spalding (the "Spalding Severance Contracts") and Messrs. Paul Whiting, Chairman and Chief Executive Officer, Mr. Kipphut, Vice President and Treasurer, and on September 30, 1998, Mr. Stephen Dryer, Vice President and Controller from the Tampa corporate office (the "Tampa Severance Contracts"), exercised their rights to resign. At September 30, 1998, all remaining Severance Contracts were either exercised or expired.

    The compensation under the terms of the Spalding Severance Contracts that is expected to be paid subsequent to December 31, 2000 is $0.5 million in 2001. The compensation under the terms of the Tampa Severance Contracts that is expected to be paid subsequent to December 31, 2000 is $0.4 million in 2001.

    As of December 31, 2000, several members of senior management have employment agreements that would provide benefits for twelve months, namely salary continuation, in the event their employment with the Company is involuntarily terminated.

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

    No person who served during fiscal 2000 as an executive officer of the Company serves or has served on the Committee or as a director of another company, one of whose executive officers serves as a director of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table, as of March 20, 2001, sets forth certain information regarding the beneficial owners of the Company's Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers (as defined) and (iv) all directors and Named Executive Officers as a group.

                                                       NUMBER OF
NAME                                                SHARES OWNED(1   PERCENTAGE
----                                                 -------------   -----------
Strata L.L.C.(1).................................     77,034,840          75.1
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
KKR 1996 GP LLC(2)...............................      9,120,000           8.9
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 West 57th Street
  New York, NY 10019
Sierra Investments LLC...........................      6,480,000           6.3
L.F.  Loree,   III  and  Norwood  H.  Davis,   Jr.,
Trustees (for various trusts)....................      2,000,000           2.0
Henry R. Kravis(1)(2)............................             --             *
George R. Roberts(1)(2)..........................             --             *
Michael T. Tokarz(1)(2)..........................             --             *
Brian F. Carroll(1)(2)...........................             --             *
Gustavo A. Cisneros(3)...........................             --             *
Edwin L. Artzt...................................        542,799             *
James Craigie(4).................................      1,250,000           1.2
Edward R. Binder(4)..............................        188,888             *
Edward G. Several(4).............................        188,888             *
Michael W. Esch (4)..............................         88,552             *
Louis H. Tursi (4)...............................         88,552             *
David W. Checketts...............................             --             *
All named officers and directors as a group......      2,347,679           2.3
----------
    * Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) Shares of Common Stock shown as beneficially owned by Strata L.L.C. are held by Strata Associates L.P. Strata L.L.C. is the sole general partner of KKR Associates (Strata). KKR Associates (Strata), L.P., is the sole general partner of Strata Associates L.P. and possesses sole voting and investment power with respect to such shares. Strata L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly, Alexander Navab and Johannes Hurth. Messrs. Kravis and Roberts are members of the Executive Committee of Strata L.L.C. Messrs. Kravis, Roberts and Tokarz are also directors of the Company. Mr. Brian F. Carroll is a director of the Company and an executive of KKR. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by Strata L.L.C. Each of such individuals disclaim beneficial ownership of such shares.

(2) Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP LLC is a Delaware limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly, Alexander Navab and Johannes Hurth, Messrs.
     Kravis, Roberts and Tokarz are directors of the Company. Each of Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Tokarz, Greene, Golkin, Stuart, Gilhuly, Navab and Hurth may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. Mr. Brian F. Carroll is a director of the Company and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Carroll disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996.

(3) A trust for the benefit of relatives of Gustavo A. Cisneros and a trust for the benefit of Ricardo J. Cisneros and relatives of Ricardo J. Cisneros each owns a 50% indirect beneficial ownership interest in the equity of Abarco. On December 28, 2000, Abarco transferred all of its rights, title and ownership in Spalding to Sierra Investments LLC, a newly formed Delaware limited liability company, all of the equity of which is owned indirectly by Mr. Gustavos Cisneros (or one or more of his trusts for his beneift or the benefit of his family) and Ricardo Cisneros (or one or more of his trusts for his beneift or the benefit of his family). Mr. Gustavo A. Cisneros is also a director of the Company. Mr. Gustavo A. Cisneros may be deemed to have beneficial ownership of the shares beneficially owned by the trusts created by him. Mr. Gustavo A. Cisneros disclaims beneficial ownership of such shares.

(4) Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after December 15, 2000, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of December 15, 2000 and (ii) the number of stock options exercisable within 60 days of December 15, 2000, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of stock options by any other person or entity.

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

    Effective October 1, 1996, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company. The Company expensed $700 thousand in 2000 and 1999, $392 thousand during the Transition Period and $976 thousand in fiscal 1998 pursuant to such management agreement with KKR.

     On August 20, 1998 (the "Closing Date"), KKR 1996 Fund, entered into a stock purchase agreement pursuant to which KKR 1996 Fund acquired from Spalding, through Lisco, Inc., then a wholly-owned subsidiary of Spalding ("Lisco"), (i) 51% (5,100,000 shares) of the outstanding shares of common stock, par value $1.00 per share, of Evenflo (the "Evenflo Common Stock"), for a purchase price of $25.5 million and (ii) 400,000 shares of variable rate cumulative preferred stock with a liquidation preference of $100.00 per share (the "Cumulative Preferred Stock") for a purchase price of $40.0 million, representing 100% of the outstanding shares of Cumulative Preferred Stock. Spalding, through Lisco, received the 400,000 shares of newly-authorized Cumulative Preferred Stock as a distribution from Evenflo (the "Preferred Stock Distribution"). KKR 1996 Fund also entered into an agreement on August 18, 1998, with the Company through which KKR 1996 Fund purchased 1,000,000 shares of preferred stock, par value of $0.01 per share, and acquired warrants to purchase 44,100,000 shares of common stock, par value $0.01 per share, for a purchase price of $100.0 million, payable in cash. In addition, on the Closing Date, Great Star Corporation
("Great Star"), an affiliate of Abarco N.V., entered into a stock purchase agreement pursuant to which, prior to the acquisition of Common Stock by KKR 1996 Fund, Great Star acquired 6.6% (660,000 shares) of the outstanding shares of Common Stock from Lisco for a purchase price of $3.3 million.

    On the Closing Date, Evenflo, KKR 1996 Fund and Spalding, through Lisco, entered into a stockholders agreement (the "KKR Stockholders Agreement"). Pursuant to the KKR Stockholders Agreement, Spalding, through Lisco, had the right to participate pro rata in certain sales of Common Stock by KKR 1996 Fund and affiliates (a "Tag Along"), and KKR 1996 Fund had the right to require Spalding, through Lisco, to participate pro rata in certain sales of Common Stock by KKR 1996 Fund and affiliates (a "Drag Along"). The KKR Stockholders Agreement provided Spalding, through Lisco, with "piggyback" registration rights and two demand registrations rights and provided for certain restrictions and rights regarding the transfer of Common Stock by Spalding, through Lisco. The KKR Stockholders Agreement also granted Spalding, through Lisco the right to appoint one member of Evenflo's board of directors, subject to maintaining specified ownership thresholds.

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

    On December 23, 1999, Spalding sold its remaining 42.4% common stock ownership interest in Evenflo Company, Inc. to KKR 1996 Fund. The net proceeds from the $23.0 million sale were used to repay term loans under the Company's senior credit facilities.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----

         Independent Auditors' Report.........................     25
         Statements of Consolidated Operations for the years
           ended  December  31,  2000  and  1999,  the
           Transition  Period  October 1, 1998 through
           December 31, 1998 and for the fiscal year  ended
           September 30, 1998.................................     26
         Consolidated Balance Sheets as of December 31, 2000
           and 1999...........................................     27
         Statements of Consolidated Cash Flows for the years
           ended December 31, 2000 and 1999,  the Transition
           Period October 1, 1998 through December 31, 1998
           and for the fiscal year ended September 30, 1998...     28
         Statements of Consolidated Shareholders' Equity
           (Deficiency) for the years ended  December 31, 2000
           and 1999, the Transition Period October 1, 1998
           through December 31, 1998 and for  the fiscal year
           ended September 30, 1998...........................     29
         Notes to the Consolidated Financial Statements.......     30

2. FINANCIAL STATEMENT SCHEDULE

               SCHEDULE                                           PAGE
               --------                                           ----
               Independent Auditors' Report on  Schedule......     61
               II -- Valuation and Qualifying Accounts........     62

    SCHEDULES OTHER THAN THE ABOVE HAVE BEEN OMITTED BECAUSE THEY ARE EITHER NOT APPLICABLE OR THE REQUIRED INFORMATION HAS BEEN DISCLOSED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

3. EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

     EXHIBIT                          DESCRIPTION
     -------                          -----------

       2.1      Recapitalization  and Stock  Purchase  Agreement,  dated
                August 15, 1996, by and among Strata  Holdings L.P., E&S
                Holdings Corporation and Abarco N.V.  (incorporated  by
                reference from Exhibit 2.1 to Registration Statement No.
                333-14569 filed by the Company on January 9, 1997).
       2.2      Amendment  No.  1  to  the  Recapitalization  and  Stock
                Purchase Agreement, dated September 30, 1996, by and
                among Strata Holdings L.P., E&S Holdings Corporation and
                Abarco N.V. (incorporated by reference from Exhibit  3.2
                to Registration  Statement No.  333-14569 filed by the
                Company on January 9, 1997
       3.1      Restated Certificate of Incorporation of Evenflo &
                Spalding Holdings Corporation (incorporated  by
                reference from Exhibit 3.1 October 2, 1999  to  the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended April 3, 1999, filed by the Company on November
                15, 1999).
       3.2      Bylaws of E&S Holdings Corporation (incorporated by
                reference from Exhibit 3.2 to Registration Statement No.
                333-14569 filed by the Company on January 9, 1997).
       4.1      Indenture    between   E&S   Holdings Corporation  and
                Marine Midland Bank, as Trustee (incorporated by
                reference from  Exhibit  4.1  to   Registration
                Statement No. 333-14569 filed by the Company on
                January 9, 1997).
       4.2      Form of 10 3/8% Series B Senior  Subordinated  Notes
                due 2006 (incorporated by reference from Exhibit 4.3
                to Registration Statement No. 333-14569 filed by the
                Company on January 9, 1997).
       4.3      Form of Amended and  Restricted  1996 Employee Stock
                Purchase  Option Plan for key employees of Spalding
                Holdings Corporation and Subsidiaries (incorporated
                by reference from Exhibit 4.9 to Registration
                Statement No. 333-31154 filed by the Company on
                February 25, 2000).
       4.4      Stock Purchase Warrants, dated August 20, 1998, by and
                among  Evenflo & Spalding Holdings Corporation and KKR
                1996 Fund L.P., relating to the purchase of 44,100,000
                shares of Common Stock of the Company granted to KKR
                1996 Fund L.P.(incorporated by reference from Exhibit
                4.4 to the  Company's  Annual Report 10-K for the
                Transition Period ended December 31, 1998, filed by
                the Company on March 29, 1999.)
       4.5      Stockholders' Agreement dated August 20, 1998, by and
                among Evenflo Company, Inc. KKR 1996 Fund L.P. and
                Lisco, Inc.(incorporated by reference from Exhibit
                4.5 to the Company's Annual Report 10-K for the
                Transition  Period  ended December 31, 1998, filed by
                the Company on March 29, 1999.)
       4.6      Certificate of Designations of Variable Rate
                Cumulative Preferred Stock of Evenflo & Spalding
                Holdings Corporation,  dated  August 19, 1998.
                (incorporated by reference from Exhibit 4.6 to the
                Company's Annual Report 10-K for the Transition
                Period ended December 31, 1998, filed by the Company
                on March 29, 1999.)
      10.1      $650,000,000 Credit Agreement dated as of September 30,
                1996, among E&S Holdings  Corporation,  as the Borrower,
                Bank of America National Trust and Savings  Association,
                as Swing Line Lender, as Fronting Lender and as
                Administrative Agent, Merrill Lynch Capital Corporation,
                as  Documentation Agent, NationsBank, N.A.(South), as
                Syndication  Agent, and lenders (incorporated  by
                reference   from  Exhibit  10.1  to Registration
                Statement No.333-14569 filed by the Company on January
                9, 1997).
      10.2      Guaranty  dated  as  of  September  30,  1996,  made  by
                Spalding & Evenflo Companies, Inc., Evenflo Company,
                Inc., Etonic Worldwide  Corporation,  S&E Finance Co.,
                Inc., Lisco, Inc., Lisco Sports, Inc., Lisco Feeding,
                Inc., Lisco Furniture, Inc., and EWW Lisco, Inc. in
                favor of Bank of America National Trust and Savings
                Association (incorporated by reference from Exhibit 10.2
                to  Registration  Statement No. 333-14569 filed by the
                Company on January 9, 1997).
      10.3      Pledge  Agreement  dated as of September 30, 1996,  made
                by E&S Holdings Corporation in favor of Bank of America
                National Trust and Savings Association (incorporated by
                reference from Exhibit 10.3  to Registration Statement
                No. 333-14569 filed by the Company on January 9, 1997).
      10.4      Credit  Agreement  Amendment  No. 1, dated  December 11,
                1996, by and among Evenflo & Spalding Holdings
                Corporation (the "Borrower") and the financial
                institutions that are or may become parties to the
                Credit  Agreement  dated  as of September 30, 1996.
      10.5      Credit Agreement  Amendment No. 2, dated March 31, 1998,
                by and Among Evenflo & Spalding Holdings Corporation
                (the "Borrower") and the financial institutions that are
                or may become parties to the Credit Agreement dated as
                of September 30, 1996.
      10.6      Credit  Agreement  Amendment No. 3, dated July 30, 1998,
                by and Among Evenflo & Spalding Holdings Corporation
                (the "Borrower") and the financial institutions that are
                or may become parties to the Credit Agreement dated as
                of September 30, 1996.
      10.7      Registration  Rights Agreement dated as of September 30,
                1996 by and among E&S Holdings  Corporation,  Strata
                Associates, L.P., and KKR Partners II, L.P.(incorporated
                by reference from Exhibit 10.4 to Registration Statement
                No. 333-14569 filed by the Company on January 9, 1997).
      10.8      Form of Change of Control Agreement (Senior Managers)
                (incorporated   by   reference  from  Exhibit  10.8  to
                Registration Statement No. 333-14569 filed by the
                Company on January 9, 1997).
      10.9      Form of Change of Control Agreement (Top Managers)
                (incorporated   by   reference   from  Exhibit  10.9  to
                Registration Statement No. 333-14569 filed by the
                Company on January 9, 1997).
     10.10      Form of Change of Control Agreement (Other Managers)
                (incorporated by reference from Exhibit 10.10 to
                Registration   Statement  No.  333-14569  filed  by  the
                Company on January 9, 1997).
     10.11      Form of Letter of  Agreement  between  the  Company  and
                Kohlberg Kravis  Roberts & Co., L.P.(incorporated by
                reference from Exhibit 10.11 to Registration  Statement
                No. 333-14569 filed by the Company on January 9, 1997).
     10.12      Agreement  dated as of February 3, 1997,  by and between
                NBA Properties, Inc. and Spalding & Evenflo Companies,
                Inc.(incorporated by reference from Exhibit 10 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended December 31, 1996, filed by the Company on
                February 14, 1997).
     10.13      Asset Purchase  Agreement  dated as of March 7, 1997, by
                and among Gerry Baby Products Company, Gerry Wood
                Products Company, Huffy Corporation,  as sellers and
                Evenflo Company,  Inc. as purchaser  (incorporated by
                reference from  Exhibit 10.1 to the Company's Quarterly
                Report 10-Q for the fiscal quarter ended June 30, 1997,
                filed by the Company on August 7, 1997).
     10.14      Asset  Purchase  Agreement  among  Ben  Hogan  Co.,  the
                Trusts for the Benefit of William Goodwin's Children,
                and Evenflo & Spalding  Holdings  Corporation dated as
                of November 26, 1997.
     10.15      Tax  Allocation  and  Indemnification  Agreement,  dated
                August 20, 1998 by and among Evenflo & Spalding Holdings
                Corporation and Evenflo Company, Inc.
     10.16      Employee  Matters  Agreement,  dated August 20, 1998, by
                and among  Evenflo & Spalding Holdings Corporation  and
                Evenflo Company, Inc.
     10.17      Transition  Services  Agreement,  dated August 20, 1998,
                by and among Evenflo & Spalding Holdings Corporation and
                Evenflo Company, Inc.
     10.18      Evenflo & Spalding Holdings Corporation Management
                Incentive Bonus Plan  dated January 15, 1997
                (incorporated by reference from Exhibit 99 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended December 31, 1996, filed by the Company on
                February 14, 1997).
     10.19      Employment agreement between Spalding Holdings
                Corporation and James R. Craigie, President and Chief
                Executive Officer of Spalding Holdings Corporation
                (incorporated by reference form Exhibit 10.19 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended  April 3, 1999, filed by the Company on May 15,
                1999.
     10.20      Restricted stock award agreement between Spalding
                Holdings Corporation and James R. Craigie
                (incorporated by reference for Exhibit 10.20 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended  April 3, 1999, filed by the Company on May 15,
                1999).
      10.21     Stockholder's Agreement between Spalding Holdings
                Corporation and Edwin L. Artzt dated March 8, 2000
                (incorporated by reference Exhibit 10-21 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended April 1, 2000, filed by the company on May 16,
                2000).
      10.22     Sales Participation Agreement between Spalding Holdings
                Corporation  and Edwin L.  Artzt  dated  March 8, 2000
                (incorporated by reference for Exhibit 10.22 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended April 1, 2000, filed by the Company on May 16,
                2000.
      10.23     Restricted   Stock  Award  Agreement   between  Spalding
                Holding Corporation and G. Wade Lewis dated June 21,
                2000 (incorporated by  reference for Exhibit 10.23 to
                the Company's Quarterly Report 10-Q for the fiscal
                quarter ended July 1, 2000, filed by the Company on
                August 2, 2001).
      10.24     Sales Participation Agreement between Spalding Holdings
                Corporation  and G.  Wade  Lewis  dated  June  21,  2000
                (incorporated by reference for Exhibit 10.24 to the
                Company's Quarterly Report 10-Q for the fiscal quarter
                ended July 1, 2000, filed by the Company on August 2,
                2000.
       10.25    Credit Agreement  Amendment No. 4 dated January 24, 2001
                by and Among Spalding Holdings Corporation, the Lenders
                and Bank of America N.A.
                (incorporated by reference From Exhibit  99.2 to the
                Company's current Report on Form 8-K, filed by the
                Company on February 14, 2001.
          12    Computation of Ratio of Earnings to Fixed Charges.
          18    Preferability  letter  relating  to  the  charge  in
                accounting principle  (incorporated by reference for
                Exhibit 18 to  the Company's Quarterly Report 10-Q for
                the fiscal quarter ended April 3, 1999, filed by
                the Company on May 15, 1999).
        21      List of Subsidiaries.
        23      Consent of Deloitte & Touche LLP, independent auditors.

(B) REPORTS ON FORM 8-K

    The Company filed a current report on Form 8-K with the Securities and Exchange Commission dated February 14, 2001 to announce the amendment to its Secured Credit Facility.

     The Company filed a current report on Form 8-K with the Securities and Exchange Commission dated November 9, 2000 to report its financial results for the three and nine fiscal months ended September 30, 2000.

    The Company filed a current report on Form 8-K with the Securities and Exchange Commission dated November 7, 2000 to file cautionary statements in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

    We have audited the consolidated financial statements of Spalding Holdings Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the two years then ended, the transition period October 1, 1998 through December 31, 1998 and for the fiscal year ended September 30, 1998, and have issued our report thereon dated March 30, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Spalding Holdings Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 30, 2001

                                   SCHEDULE II

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,

         THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH DECEMBER 31, 1998

                AND FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                  BALANCE AT   CHARGED TO     CHARGED
                                                 BEGINNING OF   COST AND      TO OTHER                     BALANCE AT
    DESCRIPTION                                     PERIOD      EXPENSES     ACCOUNTS(A)   DEDUCTIONS(A)  END OF PERIOD
    -----------                                     ------      --------     -----------   -------------  -------------
                                                                       (DOLLARS IN THOUSANDS)

    2000 Allowance for doubtful  accounts          $ 2,050      $ 2,814       $              $(3,866)       $   998
    1999 Allowances for doubtful accounts            3,491        2,669            89         (4,199)         2,050
    Transition Period Allowance for doubtful
    accounts                                        10,539        1,761            --         (8,809)         3,491
    Fiscal 1998-Allowance for doubtful
    accounts                                         3,941       12,591            --         (5,993)        10,539

NOTES:

(A) Uncollectible accounts written off. In 1998, amount includes $1,594 of Evenflo balance sold in the Reorganization transaction.







                                                                      EXHIBIT 12

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                       RATIO OF EARNINGS TO FIXED CHARGES

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,

                  THE TRANSITION PERIOD OCTOBER 1, 1998 THROUGH

                DECEMBER 31, 1998 AND FOR THE FISCAL YEARS ENDED

                        SEPTEMBER 30, 1998, 1997 AND 1996


                                            DECEMBER 31,                          SEPTEMBER 30,
                                 2000           1999          1998         1998       1997        1996
                            -------------  ------------- -------------  ----------  ---------  ----------


     EARNINGS:
     Earnings (loss)
       before income taxes
       and extraordinary
       item..............    $ (20,006)      $ (40,161)    $ (98,014)   $ (115,080) $ (38,543) $ (12,648)
     Interest expense....       60,427          54,970        13,911        78,041     71,326     37,718
     Rent expense........        1,526           2,630           108         1,918      2,912      1,994
                                ------       ---------     ---------    ----------  ---------  ---------
                             $  41,947       $  17,439     $ (83,995)   $  (35,121) $  35,695  $  27,064
                             =========       =========     =========    ==========  =========  =========
     FIXED CHARGES:

     Interest expense....    $  60,427       $  54,970     $  13,911    $   78,041  $  71,326  $  37,718
     Rent expense........        1,526           2,630           108         1,918      2,912      1,994
                                ------       ---------     ---------    ----------  ---------  ---------
                             $  61,953       $  57,600     $  14,019    $   79,959  $  74,238  $  39,712
                             =========       =========     =========    ==========  =========  =========
     Ratio of earnings to
       fixed charges.....    $      --       $      --     $      --    $       --  $      --  $      --
                             =========       =========     =========    ==========  =========  =========
     Deficiency of
       earnings to fixed
       charges...........    $  20,006       $  40,161     $  98,014    $  115,080  $  38,543  $  12,648
                             =========       =========     =========    ==========  =========  =========











                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPALDING HOLDINGS CORPORATION

                               By: /S/ DANIEL S. FREY
                                   ---------------------------------------------
                                    Daniel S. Frey
                                    Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been duly signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                        TITLE                  DATE
               ---------                        -----                  ----

                /S/ EDWIN L. ARTZT      Chairman of Board of       April 2, 2001
-------------------------------------    Directors
            Edwin L. Artzt


               /S/ JAMES R. CRAIGIE     President and Chief        April 2, 2001
-------------------------------------    Executive Officer
           James R. Craigie


                /S/ DANIEL S. FREY      Chief Financial Officer    April 2, 2001
-------------------------------------    (Principal Financial
            Daniel S. Frey               Officer)


                /S/ PETER A. ARTURI     Vice President, Secretary  April 2, 2001
-------------------------------------    and General Counsel
            Peter A. Arturi


                /S/ HENRY R. KRAVIS     Director                   April 2, 2001
-------------------------------------
            Henry R. Kravis


               /S/ GEORGE R. ROBERTS    Director                   April 2, 2001
-------------------------------------
           George R. Roberts


               /S/ MICHAEL T. TOKARZ    Director                   April 2, 2001
-------------------------------------
           Michael T. Tokarz


               /S/ BRIAN F. CARROLL     Director                   April 2, 2001
-------------------------------------
           Brian F. Carroll


              /S/ GUSTAVO A. CISNEROS   Director                   April 2, 2001
-------------------------------------
          Gustavo A. Cisneros


              /S/ DAVID W. CHECKETTS    Director                   April 2, 2001
-------------------------------------
          David W. Checketts