Form 10-Q
period 2001-03-31
SPALDING HOLDINGS CORP
filed 2001-05-15
CIK 1025193

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

                  For the quarterly period ended March 31, 2001

                                       or

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

                                 [X] Yes [ ] No

    The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at April 30, 2001 was 98,901,747 shares.


================================================================================

                               INDEX TO FORM 10-Q


                                                                                                     Page No.
                                                                                                     --------
 PART I.         FINANCIAL INFORMATION
   Item 1.       Financial Statements
                        Condensed Statements of Consolidated Operations for the three fiscal
                             months ended March 31, 2001 and April 1, 2000........................       3

                        Condensed Consolidated Balance Sheets at March 31, 2001 and
                             December 31, 2000....................................................       4

                        Condensed  Statements  of  Consolidated  Cash  Flows for the three  fiscal
                             months ended March 31, 2001 and April 1, 2000........................       5

                        Notes to Condensed Consolidated Financial Statements......................       6

                        Independent Accountants' Report...........................................       9

   Item 2.       Management's Discussion and Analysis of Results of Operations and
                        Financial Condition.......................................................      10


   Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................      13

PART II.         OTHER INFORMATION
   Item 1.       Legal Proceedings................................................................      14

   Item 6.       Exhibits and Reports on Form 8-K.................................................      14

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
       for the three fiscal months ended March 31, 2001 and April 1, 2000
                          (Dollar amounts in thousands)

                                                     March 31,         April 1,
                                                       2001              2000
                                                       ----              ----
                                                            (Unaudited)
Net sales............................................$ 107,992        $ 107,003
  Cost of sales......................................   58,706           53,747
                                                     ---------        ---------

Gross profit.........................................   49,286           53,256
  Selling, general and administrative expenses.......   43,861           48,855
  Royalty income, net................................   (2,710)          (2,265)
                                                     ---------        ---------

Income from operations...............................    8,135            6,666
  Interest expense, net..............................   15,891           14,648
  Currency loss, net.................................    2,681              578
                                                       -------        ---------

Loss before income taxes.............................  (10,437)          (8,560)
  Income tax benefit.................................   (2,609)          (2,823)
                                                     ---------        ---------

Net loss.............................................$  (7,828)       $  (5,737)
                                                      ========        =========

























            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
               (Dollar amounts in thousands, except share amounts)

                                                                                    March 31,     December 31,
                                                                                      2001            2000
                                                                                  ----------       ---------
                                                                                           (Unaudited)
                                    ASSETS
Current assets
Cash........................................................................      $    2,807       $  17,391
Receivables, less allowance of $1,164 and $998, respectively................         107,836          85,312
Inventories.................................................................          81,787          64,850
Deferred income taxes.......................................................           8,316           8,369
Prepaid expenses............................................................           8,974           4,457
                                                                                  ----------       ---------
          Total current assets..............................................         209,720         180,379
Property, plant and equipment, net..........................................          52,507          51,404
Intangible assets, net......................................................         102,500         103,623
Deferred income taxes.......................................................         112,945         110,114
Deferred financing costs....................................................          12,800          12,556
Other.......................................................................             691             714
                                                                                  ----------       ---------
          Total assets......................................................      $  491,163       $ 458,790
                                                                                  ==========       =========

                            LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Non-U.S. bank loans.........................................................      $    5,661       $   5,498
Accounts payable............................................................         108,786          75,064
Accrued expenses............................................................          44,155          46,810
Income taxes................................................................             138             225
                                                                                  ----------       ---------
          Total current liabilities.........................................         158,740         127,597
Long-term debt..............................................................         567,077         558,977
Pension benefits............................................................           9,476           9,271
Postretirement benefits.....................................................           8,163           8,104
Other.......................................................................             648             708
                                                                                  ----------       ---------
          Total liabilities.................................................         744,104         704,657
Commitments and contingencies
Shareholders' equity (deficiency)
Preferred stock, $.01 par value, 50,000,000 shares authorized; 1,000,000 shares outstanding, liquidation value $144.4 million and $139.4 million,
   respectively.............................................................         100,000         100,000
Common stock, $.01 par value, 150,000,000 shares authorized, 98,901,747
   shares outstanding.......................................................             989             989
Additional paid-in capital..................................................         466,417         466,417
Accumulated deficit.........................................................        (816,513)       (808,685)
Treasury stock, 27,441 shares, at cost......................................            (128)           (128)
Loans for stock.............................................................            (521)           (521)
Deferred compensation.......................................................            (137)           (150)
Accumulated other comprehensive loss-- currency translation adjustments.....          (3,048)         (3,789)
                                                                                  ----------       ---------
          Total shareholders' deficiency....................................        (252,941)       (245,867)
                                                                                  ----------       ---------
          Total liabilities and shareholders' deficiency....................      $  491,163       $ 458,790
                                                                                  ==========       =========


            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
       for the three fiscal months ended March 31, 2001 and April 1, 2000
                          (Dollar amounts in thousands)


                                                           March 31,    April 1,
                                                             2001         2000
                                                           --------     --------
                                                                (Unaudited)
Cash flows from operating activities:
Net loss................................................. $ (7,828)    $ (5,737)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation...........................................    2,951        3,359
  Intangibles amortization...............................    1,123        1,120
  Deferred income taxes..................................   (2,778)      (3,007)
  Deferred financing cost amortization...................      882          791
  Other..................................................      264          118
Changes in assets and liabilities:
  Receivables............................................  (22,524)     (14,045)
  Inventories............................................  (16,937)      (9,731)
  Current liabilities, excluding bank loans..............   30,980       20,703
  Prepaid expenses and other.............................   (3,740)      (5,602)
                                                          --------     --------
          Net cash used in operating activities            (17,607)     (12,031)
                                                          --------     --------
Cash flows from investing activities:
Capital expenditures.....................................   (4,054)      (1,764)
                                                          --------     --------
          Net cash used in investing activities..........   (4,054)      (1,764)
                                                          --------     --------
Cash flows from financing activities:
Net borrowings under revolving credit loan...............    8,100       13,500
Net borrowings of other indebtedness.....................      103        1,211
Payment of deferred financing costs .....................   (1,126)
Proceeds from issuance of common stock...................                     3
Payments received from loans for stock, net..............                    15
                                                          --------     --------
          Net cash provided by financing activities......    7,077       14,729
                                                          --------     --------
Net increase (decrease) in cash..........................  (14,584)         934
Cash balance, beginning of period........................   17,391        2,931
                                                          --------     --------
Cash balance, end of period.............................. $  2,807     $  3,865
                                                          ========     ========
Supplemental cash flow data:
Interest paid............................................ $ 10,702     $  8,669
                                                          ========     ========
Income taxes paid........................................ $     76     $    506
                                                          ========     ========









            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 1 -- Basis of Presentation

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 2001, and the related condensed statements of consolidated operations for the three fiscal months ended March 31, 2001 and April 1, 2000 and of condensed consolidated cash flows for the three fiscal months ended March 31, 2001 and April 1, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

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

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's year-end is December 31. The Company closes each quarter on the thirteenth Saturday of that period except the fourth quarter, which always closes on December 31. The Company's fiscal quarters for the 2001 calendar year are as follows: March 31, June 30, September 29 and December 31.

     Effective January 1, 2001, the Company adopted Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 had no impact on the Company's financial statements.

Note 2 -- Inventories

                                                 March 31,         December 31,
                                                   2001               2000
                                                ---------           ---------
Finished goods...............................  $   52,772          $   45,496
Work in process...............................      5,240               3,392
Raw materials.................................     23,775              15,962
                                               ----------          ----------
          Total inventories..................  $   81,787          $   64,850
                                               ==========          ==========

Note 3 -- Segment Information

     The Company manages the operations of the business based on three operating segments: U.S. Golf Products, U.S. Sporting Goods Products and International Operations. The following table is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                   U.S.
                                                      U.S.      Sporting
                                                      Golf        Goods    International  All Other     Total
                                                      ----        -----    -------------  ---------     -----
Three fiscal months ended March 31, 2001
  Net sales..................................     $  63,079    $  13,198    $  31,715    $    --     $ 107,992
  Income (loss) from operations..............         2,508         (992)       4,789       1,830        8,135

Three fiscal months ended April 1, 2000
  Net sales..................................     $  63,529    $  11,978    $  31,496    $    --     $ 107,003
  Income (loss) from operations..............         1,668       (1,667)       4,253       2,412        6,666

     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (gloves, bags, hats, club covers, tees, towels and sports luggage).

     Spalding currently markets its golf products under the following brand names:

                                                           Golf Shoes and
       Golf Balls                 Golf Clubs                 Accessories
      ------------               ------------               ------------
      STRATA(R)                  BEN HOGAN(R)               ETONIC(R)
      TOP-FLITE(R)               TOP-FLITE(R)               BEN HOGAN(R)
      SPALDING(R)                SPALDING(R)                TOP-FLITE(R)
      MOLITOR(R)                                            SPALDING(R)

     U.S. Sporting Goods includes basketballs, softballs, volleyballs, soccer balls, and other sports products. These products are primarily sold under the SPALDING(R)trademark. Softball products are marketed under the DUDLEY(R)trademark.

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Japan and Sweden. In addition to subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments. For the three fiscal months ended March 31, 2001, net sales of operations in Canada totaled 13.4% of total consolidated net sales. No other foreign country accounted for net sales representing more than 10% of total consolidated net sales.

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

Note 4 -- Long Term Debt

     On January 24, 2001, the Company received approval of amendments to its senior credit facility from a majority of the participating banks. The amendments provide for an additional $35.0 million of funding and modified certain covenant compliance measurements. The covenant changes are effective as of December 31, 2000, and the additional borrowing capacity became available on January 25, 2001. An affiliate of Kohlberg Kravis Roberts & Co., L.P. acquired a participation in such additional commitments made available under the senior credit facility.

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

Note 6 -- Comprehensive Income/(Loss)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. For the three fiscal months ended March 31, 2001 and April 1, 2000, the comprehensive loss was $(7,087) and $(5,618), respectively.

Note 7 -- Subsequent Event

     In 2000, Spalding entered into a contract with XFL, LLC, a joint venture between World Wrestling Federation Entertainment, Inc. ("WWF") and the National Broadcasting Company ("NBC") to be the sole provider of a line of official balls for its new professional football league called the XFL. On May 10, 2001, the WWF and NBC announced they are discontinuing the XFL. Currently, the Company is assessing the impact of that announcement on its net sales, inventory levels and overall financial position. Spalding's management does not believe that the discontinuance of the XFL will have a material impact on the Company's consolidated financial position or results of operations when taken as a whole.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations for the three fiscal months ended March 31, 2001 and April 1, 2000 and of condensed consolidated cash flows for the three fiscal months ended March 31, 2001 and April 1, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 2000, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the year then ended (not presented herein); and in our report dated March 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
May 11, 2001

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     Certain statements made in this Management's Discussion and Analysis of the Consolidated Notes to the Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology includes, but is not limited to words such as "may", "intend", "will", "expect", "anticipate", "plan", "the Company believes", "management believes", "estimate", "continue", or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the
ability  to  generate  revenues,   income  or  cash  flow  are   forward-looking
statements.

     Forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of the Company or any of its subsidiaries, or industry results, to differ materially from any future results, performance or achievements express or implied by such by such forward-looking statements. Although, the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Accordingly, the Company hereby identifies the following factors as some of the factors that could cause the financial results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (a) heightened competition, including specifically the intensification of price competition and the development and introduction of new products, such as new lines of golf balls by competitors; (b) higher selling, general and administrative expenses, including advertising and promotion; (c) inability to maintain relationships with, or to attract new, athletes as endorsers of Spalding's products; (d) significant indebtedness of Spalding, which may hinder the Company's ability to implement its financial and operating plans; (e) inability of Spalding to continue to reduce its current cost structure; (f) need to continue introduction of products that represent an improvement over existing products, or which are more successful than competitors' innovations; (g) failure to obtain new customers or retain existing customers or the effects of inventory reductions by key accounts; (h) inability to maintain and increase shelf space for the company's products at key accounts;
(i) inability to carry out domestic and foreign marketing and sales plans; (j) increased manufacturing costs, including inability or reduced ability to have products manufactured overseas and the cost of raw materials; (k) loss of the services of one or more key personnel; (l) changes in operating strategy or development plans; (m) any protracted labor relations dispute; (n) changes in Spalding's capital expenditure plan; (o) general domestic and foreign economic downturns; (p) seasonality of product lines; (q) changes in or failure to comply with government regulations; (r) increase in interest rates, affecting the Company's variable rate debt and (s) an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

     The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

     Fiscal quarter ended March 31, 2001("2001 first quarter") as compared to the fiscal quarter ended April 1, 2000 ("2000 first quarter").

     Net sales for the 2001 first quarter were $108.0 million as compared to $107.0 million for the 2000 first quarter.

     U.S. Golf net sales of $63.1 million for the 2001 first quarter were consistent with net sales for the 2000 first quarter, which totaled $63.6 million. Net sales of golf balls in the U.S. declined due to an extended winter that resulted in a decline in the number of rounds played as compared to the prior year. Sales of the TOP-FLITE(R) XL 2000(R) golf balls increased over the prior year, but were offset by decreases in other golf ball products. Net sales of STRATA(R) golf balls were lower, as the nonrecurrance of the pipeline fill to mass merchants in the 2000 first quarter was partially offset by sales of the new STRATA(R) TOUR ULTIMATE(TM) golf ball. The decrease in net sales of golf balls was largely offset by an increase in the net sales of golf clubs due to new product introductions in the BEN HOGAN(R) line and the TOP-FLITE(R) line. BEN HOGAN(R) introduced the APEX EDGE(TM) iron, a premium forged club that is designed for the mid-to-higher handicap golfer. TOP-FLITE(R) introduced the XL 2000(TM) irons, featuring titan steel and a larger sweet spot. Net sales of golf shoes and accessories were broadly flat for the 2001 first quarter as compared to the 2000 first quarter.

     Net sales of U.S. Sporting Goods increased by 10% to $13.2 million in the 2001 first quarter as compared to $12.0 million in the 2000 first quarter. The increase is a result of significant increases in the net sales of basketballs due to the introduction of the INFUSION(TM) ball (featuring a built-in pump) and footballs due to the introduction of an official line of footballs for the XFL. These increases were partially offset by a decline in the sales of softball products marketed under the DUDLEY(R) brand, which were also adversely affected by unfavorable weather in much of the U.S.

     International net sales were $31.7 million in the 2001 first quarter as compared to $31.5 million in the 2000 first quarter. Excluding the effect of foreign currency translation, international sales improved 10.7% for the 2001 first quarter as compared to the 2000 first quarter, driven by the golf club product introductions that were noted above.

     Gross profit declined to $49.3 million for the 2001 first quarter as compared to $53.3 million in the 2000 first quarter, a decrease of $4.0 million or 7.5%. Gross margin (gross profit as a percentage of net sales) decreased 4.2 percentage points to 45.6% for the 2001 first quarter as compared to 49.8% for the 2000 first quarter. Weaker foreign currencies adversely affected gross margin, as many of the products sold by the Company's foreign subsidiaries have costs denominated in U.S. dollars. The change in product mix noted in the discussion of net sales above -- with a lower portion of the Company's sales attributable to golf balls (which generally carry a higher margin) and a greater portion of total sales attributable to golf clubs and sporting goods -- also contributed to the margin decrease.

     Selling, general and administrative expenses decreased to $43.9 million for the 2001 first quarter as compared to $48.9 million for the 2000 first quarter. The decrease is principally due to lower expenses for bad debts and cost-cutting measures implemented by the company.

     Royalty income increased to $2.7 million for the 2001 first quarter as compared to $2.3 million in the 2000 first quarter, representing a 19.6% increase. The increase is due to a lump-sum payment by a former licensee upon conclusion of their license agreement and to an increase in apparel and footwear sales in the Japanese market offset by unfavorable foreign currency translation.

     Interest expense increased to $15.9 million in the 2001 first quarter as compared to $14.7 million in the 2000 first quarter. The $1.2 million increase is mainly attributable to an increase in the Company's weighted-average debt balance in the 2001 first quarter as compared to the 2000 first quarter ($577.6 and $530.0, respectively) as well as a higher weighted-average interest rate. The Company's weighted-average interest rate on its borrowings was 10.3% in the 2001 first quarter and 10.1% in the 2000 first quarter.

     Net currency losses were $2.7 million in the 2001 first quarter compared to a loss of $0.6 million in the 2000 first quarter -- see "Item 3 -- Disclosure About Foreign Currency Risk".

     Income taxes for the 2001 first quarter was a benefit of $2.6 million as compared to a benefit of $2.8 million in the 2000 first quarter.

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

     For the 2001 first quarter, the Company used a portion of its opening cash balance of $17.4 million and $7.1 million in cash from financing activities to fund operating cash flow requirements of $17.6 million and capital expenditures of $4.1 million. Net cash utilized by operating activities was $17.6 million in the 2001 first quarter and $12.0 million in the 2000 first quarter. The difference in operating cash flows was driven primarily by increases in inventory. For the 2001 first quarter, capital expenditures primarily consisted of golf ball production expansion costs and ongoing upgrades of the Company's computer systems. During 2001, the Company expects to spend approximately $14.0 million in capital related expenditures, primarily for the expansion of golf ball manufacturing and computer systems upgrades.

     On January 24, 2001, the Company received approval of amendments to its senior credit facility from a majority of the participating banks. The amendments provide for an additional $35.0 million of funding and modified certain covenant compliance measurements. The covenant changes are effective as of December 31, 2000, and the additional borrowing capacity became available on January 25, 2001. An affiliate of Kohlberg Kravis Roberts & Co., L.P. acquired a participation in such additional commitments made available under the senior credit facility. At March 31, 2001, the Company had an available borrowing capacity of $22.9 million (net of $48.9 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in calendar 2001.

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

     The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P., may from time to time, depending on market conditions, purchase senior subordinated notes previously issued by the Company in the open market, or by other means.

     EBITDA represents earnings before interest, taxes, depreciation and amortization, and excludes extraordinary items. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth the calculation of the Company's EBITDA for the fiscal three months ended March 31, 2001 and April 1, 2000.


                                                March 31,          April 1,
                                                  2001               2000
                                               ----------         ----------
                                                       (In thousands)
                   Net loss...............      $ (7,828)          $ (5,737)
                   Interest expense.......        15,891             14,648
                   Income taxes.........          (2,609)            (2,823)
                   Depreciation...........         2,951              3,359
                   Amortization...........         1,123              1,120
                                                --------           --------
                   EBITDA.................      $  9,528           $ 10,567
                                                ========           ========

     Currency hedging. In the 2001 first quarter and for the year ended December 31, 2000, approximately 23.2% and 18.8%, respectively, of the Company's total net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.

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

     As of March 31, 2001, the Company had no foreign exchange forward contracts outstanding. As of April 1, 2000, the Company had outstanding foreign exchange forward contracts (in thousands of U.S. dollars), in the following currency:

                                                  Weighted
                                                  Average
                                  Contract        Contract      Unrealized
                                   Amount           Rate           Gain

    British pound............     $  245           1.63           $  6
    Canadian dollar..........      8,100            .68            (76)
                                   -----                          ----
                                  $8,345                          $(70)
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

     In order to manage the impact of fluctuating rates on its variable debt, in January and February of 2001 the Company fixed $337.9 million of its variable debt in accordance with the terms of its credit agreement until April and May 2001 using a weighted-average base rate (Eurodollar Rate) of 5.53%.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001. Since April 2, 2001, the Company has not been named as a defendant in any action that to the best of the Company's knowledge could have a material adverse effect on the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

      15  Deloitte & Touche LLP letter in lieu of consent


     (b)  Reports on Form 8-K

     The  Company  filed a Current  Report on Form 8-K with the  Securities  and
Exchange Commission dated April 4, 2001 to announce financial results for the year ended December 31, 2000.

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

                                                  Spalding Holdings Corporation
                                                  (Registrant)

                                                  By:  /s/ DANIEL S. FREY
                                                     --------------------
                                                  Daniel S. Frey
                                                  Chief Financial Officer

Date: May 15, 2001

                                                                      EXHIBIT 15



May 14, 2001


The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Spalding Holdings Corporation and subsidiaries (the "Company") for the fiscal period ended March 31, 2001 and April 1, 2000, as indicated in our report dated May 11, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, is incorporated by reference in Registration Statement No. 333-11340 on Form S-8, Registration Statement No. 333-20463 on Form S-8 and Registration Statement No. 333-31154 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP


Hartford, Connecticut