Form 10-Q
period 2001-06-30
SPALDING HOLDINGS CORP
filed 2001-08-09
CIK 1025193

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

                  For the quarterly period ended June 30, 2001

                                       or

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

  Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at June 30, 2001 was 98,909,673 shares.


================================================================================

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION
   Item 1.  Financial Statements
              Condensed Statements of Consolidated Operations for the
                 three fiscal months ended June 30, 2001
                 and July 1, 2000.......................................    3

              Condensed Statements of Consolidated Operations for the
                 six fiscal months ended June 30, 2001 and July 1,
                 2000 ..................................................    4

              Condensed Consolidated Balance Sheets at June 30, 2001
                 and December 31, 2000 .................................    5

              Condensed Statements of Consolidated Cash Flows for the
                 six fiscal months ended June 30, 2001 and July 1, 2000.    6

              Notes to Condensed Consolidated Financial Statements......    7

              Independent Accountants' Report...........................   11

   Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition........................   12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..   17

PART II.    OTHER INFORMATION
   Item 1.  Legal Proceedings...........................................   17

   Item 6.  Exhibits and Reports on Form 8-K............................   18

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
        for the three fiscal months ended June 30, 2001 and July 1, 2000
                          (Dollar amounts in thousands)

                                                       June 30,         July 1,
                                                        2001             2000
                                                        ----             ----
                                                              (Unaudited)
Net sales...........................................  $139,006         $128,648
  Cost of sales.....................................    71,972           60,006
                                                      --------         --------

Gross profit........................................    67,034           68,642
  Selling, general and administrative expenses......    47,268           49,965
  Royalty income, net...............................    (2,188)          (2,876)
                                                      --------         --------

Income from operations..............................    21,954           21,553
  Interest expense, net.............................    14,984           14,828
  Currency (gain) loss, net.........................      (805)             734
                                                      --------         --------

Earnings before income taxes........................     7,775            5,991
  Income tax expense................................     2,010            1,918
                                                      --------         --------

Net income..........................................  $  5,765         $  4,073
                                                      ========         ========





            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
         for the six fiscal months ended June 30, 2001 and July 1, 2000
                          (Dollar amounts in thousands)

                                                        June 30,        July 1,
                                                         2001            2000
                                                         ----            ----
                                                              (Unaudited)
Net sales...........................................   $246,997        $235,651
  Cost of sales.....................................    130,677         113,753
                                                       --------        --------

Gross profit........................................    116,320         121,898
  Selling, general and administrative expenses......     91,130          98,820
  Royalty income, net...............................     (4,898)         (5,141)
                                                       ---------       --------

Income from operations..............................     30,088          28,219
  Interest expense, net.............................     30,875          29,476
  Currency loss, net................................      1,875           1,312
                                                       --------        --------

Loss before income taxes............................     (2,662)         (2,569)
  Income tax benefit................................       (599)           (905)
                                                       --------        --------

Net loss............................................   $ (2,063)       $ (1,664)
                                                       ========        ========







            See Notes to Condensed Consolidated Financial Statements.

                SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
               (Dollar amounts in thousands, except share amounts)

                                                                                    June 30,       December 31,
                                                                                      2001             2000
                                                                                   ----------       ---------
                                                                                           (Unaudited)
                                     ASSETS
Current assets
Cash........................................................................      $    3,931       $  17,391
Receivables, less allowance of $1,252 and $998, respectively................         117,552          85,312
Inventories.................................................................          66,029          64,850
Deferred income taxes.......................................................           8,316           8,369
Prepaid expenses............................................................          11,183           4,457
                                                                                  ----------       ---------
          Total current assets..............................................         207,011         180,379
Property, plant and equipment, net..........................................          50,549          51,404
Intangible assets, net......................................................         101,378         103,623
Deferred income taxes.......................................................         111,304         110,114
Deferred financing costs....................................................          11,952          12,556
Other.......................................................................             686             714
                                                                                  ----------       ---------
          Total assets......................................................      $  482,880       $ 458,790
                                                                                  ==========       =========

                            LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Non-U.S. bank loans.........................................................      $    5,764       $   5,498
Accounts payable............................................................         104,952          75,064
Accrued expenses............................................................          41,166          46,810
Income taxes................................................................              41             225
                                                                                  ----------       ---------
          Total current liabilities.........................................         151,923         127,597
Long-term debt..............................................................         560,065         558,977
Pension benefits............................................................           9,678           9,271
Postretirement benefits.....................................................           7,833           8,104
Other.......................................................................             612             708
                                                                                  ----------       ---------
          Total liabilities.................................................         730,111         704,657
Commitments and contingencies
Shareholders' equity (deficiency)
Preferred stock, $.01 par value, 50,000,000 shares authorized; 1,000,000 shares outstanding, liquidation value $149.6 million and $139.4 million,
   respectively.............................................................         100,000         100,000
Common stock, $.01 par value, 150,000,000 shares authorized, 98,909,673 and
   98,901,747 shares outstanding, respectively..............................             989             989
Additional paid-in capital..................................................         466,433         466,417
Accumulated deficit.........................................................        (810,748)       (808,685)
Treasury stock, 27,441 shares, at cost......................................            (128)           (128)
Loans for stock.............................................................            (534)           (521)
Deferred compensation.......................................................            (125)           (150)
Accumulated other comprehensive loss-- currency translation adjustments.....          (3,118)         (3,789)
                                                                                  ----------       ---------
          Total shareholders' deficiency....................................        (247,231)       (245,867)
                                                                                  ----------       ---------
          Total liabilities and shareholders' deficiency....................      $  482,880       $ 458,790
                                                                                  ==========       =========


            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
         for the six fiscal months ended June 30, 2001 and July 1, 2000
                          (Dollar amounts in thousands)


                                                                              June 30,          July 1,
                                                                                2001             2000
                                                                              --------         --------
                                                                                     (Unaudited)
Cash flows from operating activities:
Net loss................................................................... $  (2,063)       $  (1,664)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
  Depreciation.............................................................     5,635            6,162
  Non cash expenses........................................................        25              159
  Intangibles amortization.................................................     2,245            2,241
  Deferred income taxes....................................................    (1,137)          (1,379)
  Deferred financing cost amortization.....................................     1,766            1,582
  Other....................................................................       123              397
Changes in assets and liabilities:
  Receivables..............................................................   (32,240)         (12,486)
  Inventories..............................................................    (1,179)          (9,565)
  Current liabilities, excluding bank loans................................    24,060            3,619
  Prepaid expenses and other...............................................    (6,027)         (10,234)
                                                                            ---------        ---------
          Net cash used in operating activities                                (8,792)         (21,168)
                                                                            ---------        ---------
Cash flows from investing activities --
Capital expenditures, net of refunds.......................................    (4,780)           5,705
                                                                            ---------        ---------
          Net cash (used in) provided by investing activities..............    (4,780)           5,705
                                                                            ---------        ---------
Cash flows from financing activities:
Net borrowings under revolving credit loan.................................     1,088           14,246
Net borrowings of other indebtedness.......................................       170            1,601
Payment of deferred financing costs .......................................    (1,162)             --
Proceeds from issuance of common stock.....................................        16                8
                                                                            ---------        ---------
         Net cash provided by financing activities.........................       112           15,855
                                                                            ---------        ---------
Net (decrease) increase in cash............................................   (13,460)             392
Cash balance, beginning of period..........................................    17,391            2,931
                                                                            ---------        ---------
Cash balance, end of period................................................ $   3,931        $   3,323
                                                                            =========        =========
Supplemental cash flow data:
Interest paid.............................................................. $  31,307        $  28,110
                                                                            =========        =========
Income taxes paid.......................................................... $     127        $     473
                                                                            =========        =========





            See Notes to Condensed Consolidated Financial Statements.

                 SPALDING HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 1 -- Basis of Presentation

     The accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related condensed statements of consolidated operations for the three and six fiscal months ended June 30, 2001 and July 1, 2000 and of cash flows for the six fiscal months ended June 30, 2001 and July 1, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results may not be indicative of results for a full year.

     The sole subsidiary of the Company is Spalding Sports Worldwide, Inc. ("Spalding"). Spalding is a manufacturer and marketer of branded consumer products serving the sporting goods markets under the primary trademarks SPALDING(R), TOP-FLITE(R), ETONIC(R), STRATA(R), BEN HOGAN(R), and DUDLEY(R). Spalding markets and licenses a variety of recreational and athletic products such as golf balls, golf clubs, golf shoes, golf bags and accessories, basketballs, volleyballs, footballs, soccer balls, softballs and clothing, shoes and equipment for many other sports.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q of the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes. The condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's year-end is December 31. The Company closes each quarter on the thirteenth Saturday of that period except the fourth quarter, which always closes on December 31. The Company's fiscal quarters for the 2001 calendar year are as follows: March 31, June 30, September 29 and December 31.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 had no impact on the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Note 2 -- Inventories

                                                  June 30,         December 31,
                                                    2001               2000
                                                  --------           --------
Finished goods................................. $  39,297           $  45,496
Work in process................................     5,337               3,392
Raw materials..................................    21,395              15,962
                                                ---------           ---------
          Total inventories.................... $  66,029           $  64,850
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

                                                                   U.S.
                                                      U.S.      Sporting
                                                      Golf        Goods    International    All Other        Total
                                                      ----        -----    -------------    ---------        -----
Three fiscal months ended June 30, 2001
  Net sales..................................     $  86,631    $  16,324     $  36,051      $    --        $139,006
  Income (loss) from operations..............        11,393         (290)        8,426         2,425         21,954

Three fiscal months ended July 1, 2000
  Net sales..................................     $  81,958    $  12,138     $  34,552      $    --        $128,648
  Income  from operations....................        13,197          893         5,481         1,982         21,553


  Net sales..................................     $ 149,709    $  29,522     $  67,766      $    --        $246,997
  Income (loss) from operations..............        13,901       (1,282)       13,215         4,254         30,088


  Net sales..................................     $ 145,487    $  24,116     $  66,048      $    --        $235,651
  Income (loss) from operations..............        14,865         (774)        9,734         4,394         28,219


     U.S. Golf Products represent the Company's largest operating segment. The products included in this segment are golf balls, golf clubs, golf shoes and golf accessories (gloves, bags, hats, club covers, tees, towels and sports luggage).



     Spalding currently markets its golf products under the following brand names:

                                                                Golf Shoes and
           Golf Balls                  Golf Clubs                 Accessories
         --------------             ---------------              ------------
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

     The International segment conducts operations outside of the U.S. and consists of both subsidiary and third party distributors. Subsidiary operations are maintained in key golf and sporting goods markets outside the U.S., including operations in Canada, Australia, New Zealand, United Kingdom, Japan and Sweden. In addition to subsidiary operations, the Company conducts business with over 100 third-party distributors in other markets throughout the world. In both the subsidiary and distributor territories, the Company markets a line of golf and sporting goods products similar to those in the U.S. segments. For the six fiscal months ended June 30, 2001 and July 1, 2000, net sales of operations in Canada totaled 12.2% and 12.3% of total consolidated net sales. No other foreign country accounted for net sales representing more than 10% of total consolidated net sales.

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

Note 6 -- Comprehensive Income/(Loss)

     For the three fiscal months ended June 30, 2001 and July 1, 2000, the comprehensive income was $5,695 and $4,215, respectively. For the six fiscal months ended June 30, 2001 and July 1, 2000, the comprehensive loss was $(1,392) and $(1,403), respectively.

Note 7 -- League Contracts

     In 2000, Spalding entered into a contract with XFL, LLC, a joint venture between World Wrestling Federation Entertainment, Inc. ("WWF") and the National Broadcasting Company ("NBC") to be the sole provider of a line of official balls for its new professional football league called the XFL. On May 10, 2001, the WWF and NBC announced they are discontinuing the XFL. Since then, Spalding and the XFL amended their agreement to permit Spalding to continue to market and sell footballs utilizing the distinctive red-and-black design of the XFL football. Spalding's management does not believe that the discontinuance of the XFL will have a material impact on the Company's consolidated financial position or results of operations when taken as a whole.

     On June 20, 2001 Spalding and NBA Properties, Inc. ("NBAP") renewed the Retail Product License Agreement between Spalding and NBAP, which grants Spalding the exclusive right and license to use certain NBA trademarks and logos, including the designation, "The Official Game Ball of the NBA". The term of the contract extension is August 1, 2001 to September 30, 2005.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have reviewed the accompanying condensed consolidated balance sheet of Spalding Holdings Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six fiscal months ended June 30, 2001 and July 1, 2000 and of condensed consolidated cash flows for the six fiscal months ended June 30, 2001 and July 1, 2000. These financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
July 31, 2001

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

Results of Operations

     Fiscal quarter ended June 30, 2001("2001 second quarter") as compared to the fiscal quarter ended July 1, 2000 ("2000 second quarter").

     Net sales for the 2001 second quarter were $139.0 million as compared to $128.6 million for the 2000 second quarter. Net sales increased 8.1% for the 2001 second quarter as compared to the 2000 second quarter.

     U.S. Golf net sales increased to $86.6 million for the 2001 second quarter as compared to $82.0 million for the 2000 second quarter, an increase of $4.6 million, or 5.6%. The increase was primarily from sales of the STRATA(R) and the TOP-FLITE(R) family of golf ball lines, including the new STRATA(R) TOUR ULTIMATE(R) golf ball. Net sales of golf clubs were also favorable in the current quarter compared to the 2000 second quarter due to continued success of the BEN HOGAN(R) and TOP-FLITE(R) XL 2000(TM) irons. Net sales of golf shoes and accessories declined from the 2000 second quarter, partially offsetting the increase in golf balls and clubs.

     Net sales of U.S. Sporting Goods increased to $16.3 million in the 2001 second quarter as compared to $12.1 million in the 2000 second quarter. The increase is a result of a significant increase in basketball sales due to the introduction of the INFUSION(R) ball (featuring a built-in pump) and, to a lesser degree, continued success in footballs. These increases were partially offset by a decline in the sales of softball products marketed under the DUDLEY(R) brand.

     International net sales increased to $36.0 million in the 2001 second quarter as compared to $34.6 million in the 2000 second quarter, representing a 4.0% increase. Excluding the unfavorable effect of foreign currency translation, international sales improved 10.5% for the 2001 second quarter as compared to the 2000 second quarter.

     Gross profit decreased 2.3% to $67.0 million for the 2001 second quarter as compared to $68.6 million in the 2000 second quarter. Gross margin (gross profit as a percentage of net sales) decreased 5.2 percentage points to 48.2% for the 2001 second quarter as compared to 53.4% for the 2000 second quarter. Weaker foreign currencies adversely affected gross margin, as many of the products sold by the Company's foreign subsidiaries have costs denominated in U.S. dollars. Gross profit was also negatively impacted by the Company's response to competitive activity and the change in product mix from the success of sporting goods products, which resulted in a lower percentage of the Company's sales attributable to golf products (which generally carry a higher margin).

     Selling, general and administrative ("SG&A") expenses decreased to $47.3 million for the 2001 second quarter as compared to $50.0 million for the 2000 second quarter. The decrease is principally due to cost cutting measures implemented by the Company.

     Royalty income was $2.2 million for the 2001 second quarter and $2.9 million in the 2000 second quarter. The decrease is due to a soft domestic apparel market and weaker than expected foreign currencies.

     Interest expense, net increased to $15.0 million in the 2001 second quarter as compared to $14.8 million in the 2000 second quarter. The $0.2 million increase is attributable to an increase in the Company's average debt balance to $579.5 million in the 2001 second quarter as compared to $554.8 million in the 2000 second quarter. The increase related to a higher average debt balance was partially offset by a decrease in the Company's average interest rate on its borrowings from 10.09% in the 2000 second quarter to 9.66% in the 2001 second quarter.

     Net currency gains/losses were a gain of $0.8 million in the 2001 second quarter compared to a loss of $0.7 million in the 2000 second quarter - see "Currency Hedging".

     Income taxes were $2.0 million in the 2001 second quarter as compared to $1.9 million in the 2000 second quarter. The increase in tax expense is a result of an increase in the Company's net income before income taxes in the 2001 second quarter as compared to the 2000 second quarter.

     Fiscal six months ended June 30, 2001 ("2001 six months") as compared to the fiscal six months ended July 1, 2000 ("2000 six months").

     Net sales for the 2001 six months were $247.0 million as compared to $235.7 million for the 2000 six months, representing an increase of $11.3 million, or 4.8%. Excluding the translation impact of weaker foreign currencies, net sales grew 6.9%.

     U.S. Golf net sales increased $4.2 million, or 2.9%, to $149.7 million for the 2001 six months as compared to $145.5 million for the 2000 six months. The increase is partially driven from sales of STRATA(R) and the TOP-FLITE(R) family of golf balls. The STRATA(R) TOUR ULTIMATE(R) golf ball has experienced strong sales since its January introduction. Strong sales in golf clubs, led by the BEN HOGAN(R) APEX EDGE(TM) and TOP-FLITE(R) XL 2000(TM) irons contributed to the increase in sales as compared to the same period of the prior year. The APEX-EDGE(TM) is a premium forged club that is designed for the mid-to-higher handicap golfer. The TOP-FLITE(R) XL 2000(TM) features titan steel with a larger sweet spot.

     Net sales of U.S. Sporting Goods increased to $29.5 million in the 2001 six months as compared to $24.1 million in the 2000 six months. The increase is a result of a significant increase in basketball sales due to the introduction of the INFUSION(R) (featuring a built-in pump) and continued success in footballs. These increases were partially offset by a decline in the sales of softball products marketed under the DUDLEY(R) brand.

     International net sales increased 2.7% to $67.8 million in the 2001 six months as compared to $66.0 million in the 2000 six months. Excluding the unfavorable effect of foreign currency translation, international sales improved 10.1% for the 2001 six months as compared to the 2000 six months.

     Gross profit decreased to $116.3 million for the 2001 six months as compared to $121.9 million in the 2000 six months, a decrease of $5.6 million, or 4.6%. Gross margin (gross profit as a % of sales) decreased 4.6 percentage points to 47.1% for the 2001 six months as compared to 51.7% for the 2000 six months. Weaker foreign currencies adversely affected gross margin, as many of the products sold by the Company's foreign subsidiaries have costs denominated in U.S. dollars. Gross profit was also negatively impacted by the Company's response to competitive activity and the change in product mix from the success of sporting goods products, which resulted in a lower portion of the Company's sales attributable to golf products (which generally carry a higher margin).

     Selling, general and administrative ("SG&A") expenses decreased to $91.1 million for the 2001 six months as compared to $98.8 million for the 2000 six months. The decrease is principally due to cost cutting measures implemented by the Company.

     Royalty income decreased $0.2 million to $4.9 million in the 2001 six months as compared to $5.1 million in the 2000 six months.

     Interest expense, net increased to $30.9 million in the 2001 six months as compared to $29.5 million in the 2000 six months. The $1.4 million increase is attributable to an increase in the Company's average debt balance to $578.6 million in the 2001 six months as compared to $547.0 million in the 2000 six months. The increase related to a higher average debt balance was partially offset by a decrease in the Company's average interest rate on its borrowings from 10.07% in the 2000 six months to 10.0% in the 2001 six months.

     Net currency losses increased to $1.9 million in the 2001 six months from $1.3 million in the 2000 six months - see "Currency Hedging".

     Income taxes were a benefit of $0.6 million in the 2001 six months as compared to a benefit of $0.9 million in the 2000 six months.

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

     For the 2001 six months, the Company used a portion of its opening cash balance of $17.4 million and $0.1 million in cash from financing activities to fund operating cash flow requirements of $8.8 million and capital expenditures of $4.8 million. Net cash utilized by operating activities was $8.8 million in the 2001 six months and $21.2 million in the 2000 six months. For the 2001 six months, capital expenditures primarily consisted of golf ball production expansion costs and ongoing upgrades of the Company's computer systems. During 2001, the Company expects to spend approximately $14.0 million in capital related expenditures, primarily for the expansion of golf ball manufacturing and computer systems upgrades.

     On January 24, 2001, the Company received approval of amendments to its senior credit facility from a majority of the participating banks. The amendments provide for an additional $35.0 million of funding and modified certain covenant compliance measurements. The covenant changes are effective as of December 31, 2000, and the additional borrowing capacity became available on January 25, 2001. An affiliate of Kohlberg Kravis Roberts & Co., L.P. acquired a participation in such additional commitments made available under the senior credit facility. At June 30, 2001, the Company had an available borrowing capacity of $25.6 million (net of $52.7 million of outstanding letters of credit and bankers' acceptances) under the revolving credit facility. The Company does not have any required amortization of Term Loans in calendar 2001.

     The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations through 2001. There can be no assurance, however, that measures implemented by the Company will be successful to the extent necessary for the Company to remain current on its obligations or that the Company will remain in compliance with the covenants in its credit facility.

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

     EBITDA represents earnings before interest, taxes, depreciation and amortization, and excludes extraordinary items. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. The following sets forth the calculation of the Company's EBITDA for the fiscal six months ended June 30, 2001 and July 1, 2000.



                                             June 30,          July 1,
                                               2001             2000
                                            ---------         ---------
                                                   (In thousands)
             Net loss...............        $ (2,063)         $ (1,664)
             Interest expense.......          30,875            29,476
             Income tax benefit ....            (599)             (905)
             Depreciation...........           5,635             6,162
             Amortization...........           2,245             2,241
                                            --------          --------
             EBITDA.................        $ 36,093          $ 35,310
                                            ========          ========

     Currency Hedging. In the 2001 six months and for the year ended December 31, 2000, approximately 22.3% and 18.8%, respectively, of the Company's total net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U. S. dollar could have a material effect on the Company's results of operations. Additionally, the Company sources many of its goods from foreign manufacturers; the vast majority is sourced from China which has not experienced significant currency fluctuations relative to the U.S. dollar. The Company, in its discretion, uses forward exchange contracts to hedge transaction exposures from U.S. dollar purchases made by its non-U.S. operations.



New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company has adopted this standard, amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard had no impact on the Company's consolidated results of operations or consolidated financial position.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

     Although the majority of the Company's transactions are in U.S. dollars, subsidiaries operate in their local currency with certain transactions for inventory and royalties being denominated in U.S. dollars. The Company may purchase short-term forward exchange contracts to hedge payments that require conversion to U.S. dollars. The purpose for entering these hedge contracts is to minimize the impact of foreign currency fluctuations on the results of operations. Certain increases or decreases in the subsidiary U.S. dollar payments are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     The Company had no outstanding foreign forward exchange contracts open at June 30, 2001. As of July 1, 2000, the Company had outstanding the following purchased foreign forward exchange contract (in thousands of U.S. dollars):

                                                   Weighted
                                                    Average
                                   Contract        Contract        Unrealized
                                    Amount           Rate             Gain
                                    ------           ----             ----
    Canadian dollar.............    $2,625           $.686             $25

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001. Since April 2, 2001, the Company has not been named as a defendant in any action that to the best of the Company's knowledge could have a material adverse effect on the consolidated financial condition or consolidated results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     15  Deloitte & Touche LLP letter in lieu of consent


     (b) Reports on Form 8-K

     The  Company  filed a Current  Report on Form 8-K with the  Securities  and
Exchange Commission dated May 21, 2001 to announce financial results for the three months ended March 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                             Spalding Holdings Corporation
                                             (Registrant)

                                             By: /s/ DANIEL S. FREY
                                                -------------------
                                             Daniel S. Frey
                                             Chief Financial Officer

Date: August 9, 2001

                                                                      EXHIBIT 15



August 8, 2001

The Board of Directors
Spalding Holdings Corporation
Chicopee, Massachusetts

     We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Spalding Holdings Corporation and subsidiaries (the "Company") for the fiscal three and six months ended June 30, 2001 and July 1, 2000, as indicated in our report dated July 31, 2001; because we did not perform an audit, we expressed no opinion on that information.

     We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, is incorporated by reference in Registration Statement No. 333-11340 on Form S-8, Registration Statement No. 333-20463 on Form S-8 and Registration Statement No. 333-31154 on Form S-8.

     We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP


Hartford, Connecticut